Form 10-Q
period 1996-06-30
R F MANAGEMENT CORP
filed 1996-08-07
CIK 934011

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                                For Quarter Ended

                                  June 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

                             Commission File number

                                     0-26488

                              R.F. Management Corp.
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

           New York                                          # 22-3318886
- -------------------------------                        -----------------------
(state or other jurisdiction of                        (I.R.S. Employer I.D.#)
 incorporation or organization)

               95 Madison Avenue, Suite 301 Morristown, N.J. 07960
               ---------------------------------------------------
               (address of principal executive offices) (zip code)

                                 (201) 292-2833
               --------------------------------------------------
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.0001                        3,327,500
- -------------------------------                  ---------------------
                                                 Outstanding Shares At
                                                     June 30, 1996

                              R.F. MANAGEMENT CORP.


                                Table of Contents

Part I.  Financial Information                                             PAGE

    Item 1 - Financial Statements

             Report of Independent Accountants                               3

             Consolidated Balance Sheets as of June 30, 1996
               (unaudited) and September 30, 1995                           4-5

             Consolidated Statements of Operations for the Three and
                Nine Months Ended June 30, 1996 and 1995 (unaudited)         6

             Consolidated Statements of Cash Flows for the Nine Months
                Ended June 30, 1996 and 1995 (unaudited)                     7

             Notes to Interim Consolidated Financial Statements (unaudited) 8-11

    Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  12-14

Part II. Other Information

    Item 1 - Legal Proceedings                                              15

    Item 2 - Changes in Securities                                          15

    Item 3 - Defaults upon Senior Securities                                15

    Item 4 - Submission of Matters to a Vote of Security Holders            15

    Item 5 - Other Information                                              15

    Item 6 - Exhibits and Reports on Form 8-K                               15

Signatures                                                                  16

Exhibit 11.1                                                                17

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors,
R.F. Management Corp.

We have made a review of the consolidated balance sheet of R.F. Management Corp. as of June 30, 1996, the related consolidated statements of operations for the three and nine month periods ended June 30, 1996 and 1995, and the related consolidated statements of cash flows for the nine month periods ended June 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

We did not review the financial statements of Northern New Jersey Medical Management, Inc., a wholly-owned subsidiary, which statements reflected total assets of $227,788 and $159,871 as of June 30, 1996 and September 30, 1995, and total revenues of $73,617 and $247,828 for the three and nine month periods ended June 30, 1996 and total revenues of $70,590 and $266,833 for the three and nine month periods ended June 30, 1995. Those statements were reviewed by other accountants whose report has been furnished to us, and our report, insofar as it relates to amounts included for Northern New Jersey Medical Management, Inc. is based solely on the report of the other accountants.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of R.F. Management Corp. as of September 30, 1995, and the related consolidated statements of operations and cash flows for the year then ended not presented herein; and in our report, dated November 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




New York, New York
July 19, 1996

                              R.F. MANAGEMENT CORP.

                           Consolidated Balance Sheets


                                                         June 30,  September 30,
                                                           1996        1995
                                                         --------- -------------
                                                        (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                             $2,631,724   $4,620,520
   Certificate of deposit                                   403,275         --
   Accounts receivable                                      178,891       90,618
   Due from affiliate                                        19,743       19,743
   Deferred income taxes                                    150,378          451
   Other current assets                                      93,425       16,424
                                                         ----------   ----------

         Total current assets                             3,477,436    4,747,756
                                                         ----------   ----------



Other assets
   Equipment (net of accumulated depreciation
     of $17,817 and $2,201, respectively)                   127,449       30,142
   Investment in limited partnership                         11,399       10,985
   Investment in joint venture                              350,000         --
   Note receivable                                             --         20,000
   Security deposits                                         28,930        5,030
   Organization costs (net of accumulated
       amortization of $64 and $27, respectively)               204          241
                                                         ----------   ----------

         Total other assets                                 517,982       66,398
                                                         ----------   ----------




         TOTAL ASSETS                                    $3,995,418   $4,814,154
                                                         ==========   ==========


See Report of Independent Accountants and Notes to Interim Consolidated Financial Statements.

                              R.F. MANAGEMENT CORP.

                                                      June 30,     September 30,
                                                        1996            1995
                                                     -----------   -------------
                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line of credit                                    $    42,700     $      --
   Accounts payable                                       34,306          29,500
   Accrued expenses                                       19,465          50,435
   Income taxes payable                                     --             3,825
   Notes payable - stockholders                          150,000         150,000
                                                     -----------     -----------

         Total current liabilities                       246,471         233,760

Other liabilities
   Notes payable - stockholders                          300,000         450,000
                                                     -----------     -----------

        TOTAL LIABILITIES                                546,471         683,760
                                                     -----------     -----------

Commitments and contingencies

Stockholders' equity
   Common stock, $0.0001 par value,
      15,000,000 shares authorized,
      3,327,500 and 3,327,500 shares issued
      and outstanding                                        333             333
   Additional paid-in capital                          4,123,641       4,123,641
   Retained earnings (deficit)                          (675,027)          6,420
                                                     -----------     -----------

       TOTAL STOCKHOLDERS' EQUITY                      3,448,947       4,130,394
                                                     -----------     -----------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                       $ 3,995,418     $ 4,814,154
                                                     ===========     ===========


See Report of Independent Accountants and Notes to Interim Consolidated Financial Statements.

                              R.F. MANAGEMENT CORP.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                              For the Nine Months           For the Three Months
                                                 Ended June 30,                Ended June 30,
                                           --------------------------    --------------------------
                                              1996           1995           1996           1995
                                           -----------    -----------    -----------    -----------
REVENUES

   Management fees                         $   249,415    $   266,833    $    74,990    $    70,590
                                           -----------    -----------    -----------    -----------

COSTS AND EXPENSES

   Operating expenses                        1,017,747        310,740        301,445        107,831
   Interest                                     43,498           --           10,680           --
   Depreciation and amortization                15,653          2,082          6,815          1,890
   Interest income                            (136,856)        (5,575)       (31,982)        (2,852)
                                           -----------    -----------    -----------    -----------

     TOTAL COSTS AND EXPENSES                  940,042        307,247        286,958        106,869
                                           -----------    -----------    -----------    -----------

Loss from continuing
   operations before provision for
  (recovery of) income taxes                  (690,627)       (40,414)      (211,968)       (36,279)

Provision for (recovery of) income taxes        (8,935)       (15,993)       (10,368)       (14,856)
                                           -----------    -----------    -----------    -----------

Loss from continuing
   operations before
   partnership income                         (681,692)       (24,421)      (201,600)       (21,423)

Loss from a limited
   partnership - net of income taxes               245          1,210           (341)            42
                                           -----------    -----------    -----------    -----------

NET LOSS                                   $  (681,447)   $   (23,211)   $  (201,941)   $   (21,381)
                                           ===========    ===========    ===========    ===========

PRIMARY
   Weighted average shares outstanding       3,347,127      2,350,000      3,327,500      2,350,000
                                           ===========    ===========    ===========    ===========

   Loss per share amounts                  $     (0.20)   $     (0.01)   $     (0.06)   $     (0.01)
                                           ===========    ===========    ===========    ===========


FULLY DILUTED
   Weighted average shares outstanding       5,282,500    $ 2,350,000      5,282,500    $ 2,350,000
                                           ===========    ===========    ===========    ===========

   Loss per share amounts                  $     (0.13)   $     (0.01)   $     (0.04)   $     (0.01)
                                           ===========    ===========    ===========    ===========


See Report of Independent Accountants and Notes to Interim Consolidated Financial Statements.

                              R.F. MANAGEMENT CORP.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         For the Nine Months
                                                                            Ended June 30,
                                                                      --------------------------
                                                                         1996           1995
                                                                      -----------    -----------
Operating Activities
   Net loss                                                           $  (681,447)   $   (23,211)
   Adjustments to reconcile net loss to
      net cash used in operating activities
      Depreciation and amortization                                        15,653          2,082
      Deferred income taxes                                              (149,927)       (15,234)
      Changes in operating assets and liabilities
         Accounts receivable                                              (88,273)        29,448
         Other receivables                                                   --          (20,000)
         Other current assets                                             (77,001)          --
         Accounts payable and accrued expenses                            (26,164)        26,915
         Income taxes payable                                              (3,825)           466
                                                                      -----------    -----------
            Net cash used in operating activities                      (1,010,984)           466
                                                                      -----------    -----------
Investing Activities
   Fixed assets additions                                                (112,923)       (28,500)
   Investment in limited partnership                                     (350,000)        (2,018)
   Acquisition of subsidiary                                                 --         (150,000)
   Investment in joint venture                                               (414)          --
   Investment in certificate of deposit                                  (403,275)          --
   Note receivable                                                         20,000           --
   Security deposits                                                      (23,900)          --
                                                                      -----------    -----------
         Net cash used in investing activities                           (870,512)      (180,518)
                                                                      -----------    -----------
Financing Activities
   Organization costs                                                        --             (268)
   Deferred offering costs                                                   --         (350,017)
   Repayments to stockholders                                            (150,000)       (15,000)
   Sale of common stock                                                      --          618,875
   Advances from line of credit                                            42,700           --
                                                                      -----------    -----------
         Net cash provided by (used in) financing activities             (107,300)       253,590
                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents                   (1,988,796)        73,538
Cash and cash equivalents - beginning                                   4,620,520          5,084
                                                                      -----------    -----------
Cash and cash equivalents - end                                       $ 2,631,724    $    78,622
                                                                      ===========    ===========


Supplemental disclosures of cash flow information
   Income taxes paid                                                  $      --      $       466
   Interest paid                                                      $    39,745    $      --


Noncash Transactions
   Issuance of notes payable to stockholders in connection with the
      acquisition of subsidiary                                       $      --      $   600,000



See Report of Independent Accountants and Notes to Interim Consolidated Financial Statements.

                              R.F. MANAGEMENT CORP.

               Notes to Interim Consolidated Financial Statements
                            June 30, 1996 (unaudited)


1 -  Summary of Significant Accounting Principles and Policies

     The consolidated balance sheet as of June 30, 1996 and the consolidated statements of operations for the three and nine month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the nine month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit.

     In the opinion of management, the accompanying financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's consolidated results for the interim periods being presented.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Financial Statement filed on Form 10-K for the year ended September 30, 1995, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

     The September 30, 1995 financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications had no effect on net income (loss).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. It was not practicable to estimate the fair value of long-term debt because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

     The results of operations for the three and nine month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2 -  Income (Loss) per Common Share

     Income (loss) per common share is computed by dividing the net income
     (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period.

3 -  Initial Public Offering

     In December 1994, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps to make an initial public offering (IPO) of the Company's securities in order to raise capital. Management had been granted authority to file a registration statement (on Form S-1) with the United States Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933 (as amended) and to register the securities in any state jurisdiction that management felt was required and appropriate.


                                                                 continued . . .

                              R.F. MANAGEMENT CORP.

               Notes to Interim Consolidated Financial Statements
                            June 30, 1996 (unaudited)


3 -  Initial Public Offering (Continued)

     The initial public offering called for the Company to offer up to 850,000 shares (977,500 shares if the underwriter's over-allotment is exercised) of common stock (the "Common Stock") at $5.50 per share, 850,000 (977,500, if the underwriter's over-allotment is exercised) Class A Redeemable Common Stock Purchase Warrants (the "A warrants") at $0.10 per warrant and 850,000 (977,500 if the underwriter's over-allotment is exercised) Class B Redeemable Common Stock Purchase Warrants (the "B Warrants") at $0.10 per warrant. Each A Warrant entitles the holder to purchase one (1) share of Common Stock for a period of eighteen (18) months from the effective date of the offering at a price of $5.50. Each B Warrant entitles the holder to purchase one (1) share of Common Stock for a period of thirty-six (36) months from the effective date of the offering at a price of $7.00.

     The offering was declared effective by the United States Securities and Exchange Commission on July 21, 1995, and closed on July 27, 1995 with the sale of 977,500 shares of Common Stock, 977,500 A Warrants and 977,500 B Warrants, and raised an aggregate of $4,205,899, net of expenses of $1,365,851, for the Company.

4 -  Related Party Transactions

     The Company maintains an office at 95 Madison Avenue, Suite 301, Morristown, New Jersey. Expenses incurred in the operation of the Company's office facility including rent, telephone and office expenses are allocated to numerous businesses which share the facility. The allocations are based on usage and revenues. Included in other current assets at June 30, 1996 is a receivable from an affiliated company aggregating approximately $20,000. In addition, during the nine month period, the Company paid $60,000 for consulting services to this affiliated company. Furthermore, during the nine month period, the Company acquired software from another related party at an approximate cost of $25,000.

     The Company entered into an agreement with an affiliated company to provide marketing services to the Company. For the nine months ended June 30, 1996, compensation for services totalled approximately $47,000.

     The Company has entered into an agreement with an affiliated company to finance a portion of the affiliate's accounts receivable. At June 30, 1996, there was no balance outstanding of this financing agreement.

5 -  Investment in a Limited Partnership

     The Company has a one percent (1%) ownership in Union Diagnostic Facilities Group, L.P. The investment is recorded on the equity method since the Company is the only general partner. The Company's duties include contract negotiations, site selection, equipment procurement, construction, office personnel and physician staffing, office management and marketing. The Company records its investment in the limited partnership and its income from the limited partnership monthly.

     The following is a summary of condensed financial data from the financial statements of the limited partnership in which the Company has an investment at June 30, 1996 (unaudited) and September 30, 1995:


                                                                 continued . . .

                              R.F. MANAGEMENT CORP.

               Notes to Interim Consolidated Financial Statements
                            June 30, 1996 (unaudited)


5 -  Investment in a Limited Partnership (Continued)



                                  Total      Long-Term      Total         Total
                                  Assets        Debt     Liabilities     Capital
                                 --------    ---------   -----------     -------
June 30, 1996
   (unaudited)                   $853,635     $116,045     $366,105     $487,530
September 30, 1995                703,809       56,175      251,117      452,692


                                         Assets                 Liabilities
                                 -----------------------   ---------------------
                                 Current     Non-Current   Current   Non-Current
                                 -------     -----------   -------   -----------
June 30, 1996
   (unaudited)                   $496,720     $356,915     $250,060     $116,045
September 30, 1995                445,849      257,960      194,942       56,175


                                           Net             Net        Allocation
                                         Revenues         Income      of Income
                                         --------         ------      ----------
For the nine months ended
   June 30, 1996 (unaudited)            $1,303,053     $   41,463     $      414


For the year ended
   September 30, 1995                    1,243,165        169,285          1,693


     Gross profit and income from continuing operations does not differ from net income. The partnership has no redeemable securities or minority interest.

6 -  Acquisitions

     On May 31, 1995, R.F. Management Corp. (R.F.) acquired one hundred percent (100%) of the outstanding shares (one hundred [100] shares of no par value common stock) of Northern New Jersey Medical Management, Inc. ("Northern"), a New Jersey Corporation, engaged in the management of a medical diagnostic facility in Union, New Jersey. The terms of the agreement call for a payment of one hundred and fifty thousand dollars ($150,000) and a six hundred thousand dollar ($600,000) note, which bears interest at prime plus one percent (1%) and requires principal payments of one hundred and fifty thousand dollars ($150,000), plus accrued interest, on January 30, 1996, 1997, 1998 and 1999. The annual principal payments are subject to a one-third (1/3) reduction in the event that the gross revenues of Northern fall below two hundred thousand dollars ($200,000) per annum. The Company accounted for the business combination in a manner similar to a pooling of interests due to the stockholders' common control of both R.F. and Northern.

     On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of June 30, 1996, $350,000 is reflected as an investment in joint venture. Through June 30, 1996, the Company made payments to creditors of Mobile aggregating $341,511. The balance of $8,489 is being reflected in accounts payable.

                              R.F. MANAGEMENT CORP.

               Notes to Interim Consolidated Financial Statements
                            June 30, 1996 (unaudited)


7 -  Line of Credit

     On April 30, 1996, the Company entered into a one year $400,000 Line of Credit agreement with a bank. Interest is payable on a quarterly basis at prime plus one percent (9.25%). The line is collateralized by a certificate of deposit which matures on April 30, 1997. As of June 30, 1996, the amount outstanding under this line of credit aggregated approximately $43,000 with accrued interest aggregating $255.

8 -  Commitments

     On March 20, 1996, the Company formed a wholly-owned subsidiary, RF Management Corp. of Toms River "RFTR", a New Jersey corporation. In April 1996, RFTR entered into an agreement to lease a 9,000 square foot facility for five years with a base annual rental cost of $117,000.

     In July 1996, RFTR entered into a lease and management service agreement with Surgical Associates, P.A. to provide space, equipment and nonprofessional services, including management and billing and collection functions to a newly formed Surgical Center.

     On May 30, 1996, the Company entered into a five-year lease and management Service Agreement with Associates in Otolaryngology of New Jersey, P.A. to provide management, administrative marketing, operational and related services to the physicians office in addition to providing the necessary fixtures and equipment to be utilized in the practice. The Company has also guaranteed the rental payments on the facility for the term of the management service agreement. The five year term of this agreement commences with the completion of the new facility construction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Introduction

     R.F. Management Corp. ("the Company") was formed in August 1994, for the purpose of establishing, administrating and managing free-standing outpatient ambulatory surgical centers. In 1995, the Company acquired 100% of the outstanding shares of Northern New Jersey Medical Management, Inc. ("Northern") in a business combination accounted for in a manner similar to a pooling of interests. Northern, a New Jersey Corporation formed in 1986, is engaged in the management of a diagnostic imaging center located in Union, New Jersey. All references to the Company's prior operating history relates to the operations of Northern.

     The Company presently administers and manages one outpatient diagnostic center located in Union, New Jersey. The Company is responsible for the day to day management of the site, including hiring and selection of non-medical employees, marketing and the responsibility for all computer operations at the site. Medical professionals employed at the Center provide all medical and diagnostic services at the site. The Company is not engaged in the practice of medicine.

     All contract negotiation by the Company to manage two (2) outpatient surgical sites for St. Mary's Hospital in Passaic, New Jersey, have been terminated after failure to reach satisfactory terms. The Company has entered into letters of intent to administer free standing ambulatory surgical centers with the following: Ambulatory Surgery Center of Morris County, Inc. D/B/A Ridgedale Surgery Center on February 24, 1996, Middlesex Ambulatory Surgical Center (East Brunswick, New Jersey) on March 26, 1996, Ocean OB\GYN Associates (Toms River, New Jersey) on July 15, 1995, Michael Schalet, D.O. (Morristown, New Jersey) on June 21, 1995, Monica Mehta, M.D. and H. Shah, M.D. (Jersey City, New Jersey) on October 4, 1995, M. Fateh, M.D. (Millburn, New Jersey) on July 13, 1995, N.S. Botros, M.D. (Bayonne, New Jersey) on October 25, 1995, and Rameth Tandom M.D. (Montville, New Jersey) on April 10, 1996. The Company has also entered into a letter of intent with Luther W. Brady. M.D. Associates P.C., to administer three Radiation Therapy Centers.

     On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. Mobile Medical Services Limited provides mobile MRI, CT, Lithotripsy and Cardiac Catheterization services in the Netherlands, United Kingdom, Italy and Germany. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of June 30, 1996, $350,000 is reflected as an investment in joint venture. Through June 30, 1996, the Company made payment to creditors of Mobile aggregating $341,511. The balance of $8,489 is being reflected in accounts payable.

     On March 20, 1996 the Company formed a wholly-owned subsidiary, RF Management Corp of Toms River 'RFTR", a New Jersey corporation, who in July 1996 entered into a lease and management service agreement with Surgical Associates, PA. This agreement is to commence upon the completion of the construction of a one room surgical suite.

     On May 30, 1996, the Company entered into a five year lease and management service agreement with Associates in Otolaryngology of New Jersey, PA. This agreement is to commence upon the completion of the construction of a one room surgical suite.

     Results of Operations

     For the nine months ended June 30, 1996, as compared to the corresponding period of the previous year, management fees decreased to $249,415 from $266,833, a decrease of $17,418 or 6.5%. For the quarter ended June 30, 1996 as compared to the corresponding period of the previous year management fees increased to $74,990 from $70,590 an increase of $4,400 or 6.2%. Both the increase in management fees for the quarter and the decrease for the nine months resulted from an increase in patient services at the diagnostic imaging center it manages and a decrease in the realization under third party reimbursement agreements.

     Operating expenses for the nine months ended June 30, 1996 were $1,017,747 as compared to $310,740 for the nine month ended June 30, 1995. Operating expenses for the quarter ended June 30, 1996 were $301,445 as compared to $107,831 for the quarter ended June 30, 1995. These increases in operating expenses of $707,007 and $193,614 for the nine months and the quarter ended June 30, 1996 are attributed to increases in payroll, professional and consulting fees and travel expense incurred by the Company in the development of new business.

     Interest expense for the nine months and the quarter ended June 30, 1996 was $43,498 and $10,680. This is attributed to the unpaid principal pertaining to the acquisition of Northern which accrues interest at the rate of prime plus one percent (1%).

     Interest income was $136,856 and $31,982 for the nine and three month periods ended June 30, 1996 and $5,575 and $2,852 for the nine and three month periods ended June 30, 1995. The increase is due to the depositing of monies raised from the Company's private placement and initial public offering into insured money market accounts.

     Net loss increased to $681,447 or $0.20 per share, for the nine months ended June 30, 1996 as compared to $23,211 or $0.01 per share for the corresponding period of the prior year. for the corresponding period of the prior year. Net loss for the quarter ended June 30, 1996 was $201,941 or $0.06 per share, as compared to $21,381 or $0.01 per share for the same period of the prior year. The increase in the net losses are due to the increases in operating expenses incurred by the Company in the development of new business.

     The healthcare dollar for the past few years has been earmarked for reductions. Although third party payors are shrinking the amount of healthcare payments, quality care and highly technological equipment is still a priority. With increases in the cost of highly technological equipment and the cost to borrow money, profit margins will be reduced. It is the Company's aim to address the effects of lower healthcare reimbursement and increased equipment costs by handling a larger volume of patients at its newly acquired centers and at its future centers through a managed care network.

     Liquidity and Capital Resources

     On December 15, 1994, the Company completed a Private Placement offering of its $0.0001 par value Common Stock. The offering, which raised for the Company $700,000 before expenses, called for the sale of up to 400,000 shares at a price of $2.00 per share (giving effect to the 4-for-1 stock split on December 22, 1994). The Company closed the offering upon the sale of 350,000 shares (giving effect to the 4-for-1 stock split on December 22, 1994), which raised for the Company $615,995, net of expenses.

                                                                 continued . . .

     On July 21, 1995, the Company's Initial Public Offering was declared effective by the United States Securities and Exchange Commission and closed on July 27, 1995. The offering included the sale of 977,500 shares of common stock, 977,500 A Warrants and 977,500 B Warrants. The Company received proceeds of $4,205,899, net of expenses of $1,365,851.

     The Company experienced a net decrease in cash and equivalents aggregating approximately $1,986,000 for the nine months ended June 30, 1996. This decrease is the result of the net loss and other operating activities aggregating approximately $1,011,000, the investment in a joint venture certificate of deposit and fixed assets aggregating approximately $870,000 and the repayment of $150,000 of notes payable stockholders.

     On April 30, 1996, the Company entered into a one year $400,000 line of credit agreement with a bank which bears interest on the unpaid principal at prime plus one percent (9.25%). The line is collateralized by a one year certificate of deposit. As of June 30, 1996, the amount outstanding under the line of credit aggregated approximately $43,000.

     The Company has a working capital surplus of $3,230,965 at June 30, 1996 when compared to a working capital surplus of $4,513,996 at September 30, 1995. This decrease is primarily the result of expenditures incurred in the expansion and development of new business.

     The Company believes that it has sufficient resources to support the operations of Northern and begin its proposed surgical center operations and it has working capital to administer and manage the centers for the next twelve months. The Company believes that the net proceeds from the Initial Public Offering will be sufficient to meet its plans with respect to the management and the administration of sites in the next twelve months and its working capital needs for the foreseeable future. It is the belief of the Company that the normal cash flow generated from the administration and management from its future Centers will provide excess cash (capital) which will be used for expenses and future capital needs.

     The Company further believes that the operations of Northern will provide sufficient capital (net of expenses) and cash flows to repay the annual installments of $150,000 for the loan payable, plus interest due to Northern's former shareholders. If funds from Northern's operations are not sufficient for repayment of the annual installments, the installments will be reduced to $100,000 if the gross annual revenues fall below $200,000 and the amount left unpaid by reason of such adjustment shall be forfeited.

     There are no other known trends, demands, commitments or events that will impact the Company's results of operations, liquidity and/or capital resources.

                            PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Not applicable.

Item 2. CHANGES IN SECURITIES

        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

Item 5. OTHER INFORMATION

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             11.1 Computation of per share earnings

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the quarterly period ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     R.F. Management Corp.
                                                     ------------------------
                                                     (Registrant)



Date: July 26, 1996                                  /s/Roger Findlay
                                                     ------------------------
                                                     Roger Findlay, President
                                                     Chief Executive Officer



Date: July 26, 1996                                  /s/Louis D'Esposito
                                                     ------------------------
                                                     Louis D'Esposito
                                                     Chief Financial Officer