Form 10-Q/A
period 1996-06-30
R F MANAGEMENT CORP
filed 1996-12-20
CIK 934011

                                     FORM 10-Q/A

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (X) Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                                  For Quarter Ended

                                    June 30, 1996
                                    -------------

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from                        to
                                         ----------------------    --------


                                Commission File number

                                       0-26488
                                       -------

                                R.F. Management Corp.
          -----------------------------------------------------------------
                (exact name of registrant as specified in its charter)

               New York                                # 22-3318886
          --------------------------------       --------------------------
          (state or other jurisdiction of        I.R.S.Employer I.D.#)
           incorporation or organization)

                 95 Madison Avenue, Suite 301 Morristown, N.J.  07960
                 ----------------------------------------------------
                (address of principal executive offices)   (zip code)

                                    (201) 292-2833
             -----------------------------------------------------------
                  Registrant's telephone number, including area code

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes     X         No
                                                 -----------      ---------


               Indicate  the  number  of  shares outstanding of each of the
          issuer's   classes  of  common  stock,  as  of  the  most  recent
          practicable date.

          Common Stock - Par Value $.0001              3,327,500
          -------------------------------  --------------------------------
                                                  Outstanding Shares At
                                                       June 30, 1996

                                R.F. MANAGEMENT CORP.


                                  Table of Contents

Part I.  Financial Information                                  PAGE

   Item 1 - Financial Statements

            Report of Independent Accountants                    3

            Consolidated Balance Sheets as of June 30,
              1996 (unaudited) and September 30, 1995         4  -  5

            Consolidated Statements of Operations for the
              Three and Nine Months Ended June 30, 1996
              and 1995 (unaudited)                               6

            Consolidated Statements of Cash Flows for
              the Nine Months Ended June 30, 1996 and 1995
              (unaudited)                                        7

            Notes to Interim Consolidated Financial
              Statements (unaudited)                          8  -  11

   Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     12  -  14

Part II. Other Information

   Item 1 -  Legal Proceedings                                  15
   Item 2 -  Changes in Securities                              15
   Item 3 -  Defaults upon Senior Securities                    15
   Item 4 -  Submission of Matters to a Vote of Security
             Holders                                            15
   Item 5 -  Other Information                                  15

   Item 6 -  Exhibits and Reports on Form 8-K                   15

Signatures                                                      16

Exhibit 11.1   Computation of per Share Earnings                17
Exhibit 27.1 - Financial Data Schedule                          18

                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ---------------------------------

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

New York, New York
July 19, 1996

                                                  R.F. MANAGEMENT CORP.

                                               Consolidated Balance Sheets


                                              June 30,      September 30,
                                               1996            1995
                                          ------------- ----------------
                                            (Unaudited)

ASSETS

Current assets
   Cash and cash equivalents              $   2,631,724      $  4,620,520
   Certificate of deposit                       403,275             -
   Accounts receivable                          178,891            90,618
   Due from affiliate                            19,743            19,743
   Deferred income taxes                        150,378               451
   Other current assets                          93,425            16,424
                                          -------------      ------------

         Total current assets                 3,477,436         4,747,756
                                          -------------      ------------



Other assets
   Equipment (net of accumulated
     depreciation of $17,817 and $2,201,
     respectively)                              127,449            30,142
   Investment in limited partnership             11,399            10,985
   Investment in joint venture                  350,000             -
   Note receivable                                -                20,000
   Security deposits                             28,930             5,030
   Organization costs (net of
     accumulated amortization of $64 and $27,
      respectively)                                 204               241
                                          -------------      ------------
         Total other assets                     517,982            66,398
                                          -------------      ------------



         TOTAL ASSETS                     $   3,995,418      $  4,814,154
                                          -------------      ------------
                                          -------------      ------------

See Report of Independent Accountants and Notes to Interim Consolidated Financial Statements.

                               R.F. MANAGEMENT CORP.

                                            June 30,       September 30,
                                             1996              1995
                                           ----------    ---------------
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line of credit                          $   42,700      $       -
   Accounts payable                            34,306             29,500
   Accrued expenses                            19,465             50,435
   Income taxes payable                         -                  3,825
   Notes payable - stockholders               150,000            150,000
                                           ----------      -------------

         Total current liabilities            246,471            233,760

Other liabilities
   Notes payable - stockholders               300,000            450,000
                                           ----------      -------------

        TOTAL LIABILITIES                     546,471            683,760
                                           ----------      -------------

Commitments and contingencies

Stockholders' equity
   Common stock, $0.0001 par value,
      15,000,000 shares authorized,
      3,327,500 and 3,327,500 shares
      issued                                      333                333

    and outstanding
   Additional paid-in capital               4,123,641          4,123,641
   Retained earnings (deficit)               (675,027)             6,420
                                           ----------      -------------

       TOTAL STOCKHOLDERS' EQUITY           3,448,947          4,130,394
                                           ----------      -------------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY             $3,995,418      $   4,814,154
                                           ----------      -------------
                                           ----------      -------------

See Report of Independent Accountants and Notes to Interim Consolidated Financial Statements.

                                      R.F. MANAGEMENT CORP.

                               Consolidated Statements of Operations
                                           (Unaudited)

                           For the Nine Months      For the Three Months
                               Ended June 30,           Ended June 30,
                            ----------------------  ---------------------
                              1996       1995        1996        1995
                            ----------  ---------   ---------  ----------
REVENUES

   Management fees          $  249,415  $  266,833  $  74,990  $   70,590
                            ----------  ----------  ---------  ----------

COSTS AND EXPENSES

   Operating expenses        1,017,747    310,740     301,445     107,831
   Interest                     43,498      -          10,680       -
   Depreciation and             15,653      2,082       6,815       1,890
    amortization
   Interest income            (136,856)    (5,575)    (31,982)     (2,852)
                            ----------  ---------   ---------  ----------

     TOTAL COSTS AND           940,042    307,247     286,958     106,869
                            ----------  ---------   ---------  ----------
EXPENSES

LOSS FROM CONTINUING
   OPERATIONS BEFORE
   PROVISION FOR (RECOVERY
   OF) INCOME TAXES           (690,627)   (40,414)   (211,968)    (36,279)

Provision for (recovery of)
   income taxes                 (8,935)   (15,993)    (10,368)    (14,856)
                            ----------  ---------   ---------  ----------

LOSS FROM CONTINUING
   OPERATIONS BEFORE
   PARTNERSHIP INCOME         (681,692)   (24,421)   (201,600)    (21,423)

Loss from a limited
   partnership - net of
   income taxes                    245      1,210        (341)         42
                            ----------  ---------   ---------  ----------

NET LOSS                    $ (681,447) $ (23,211)  $(201,941) $  (21,381)
                            ----------  ---------   ---------  ----------
                            ----------  ---------   ---------  ----------

PRIMARY
   Weighted average shares
    outstanding              3,347,127  2,350,000   3,327,500   2,350,000
                            ----------  ---------   ---------  ----------
                            ----------  ---------   ---------  ----------

   Loss per share amounts   $    (0.20) $   (0.01)  $   (0.06) $    (0.01)
                            ----------  ---------   ---------  ----------
                            ----------  ---------   ---------  ----------

FULLY DILUTED
   Weighted average shares
     outstanding             5,282,500  $2,350,000  5,282,500  $ 2,350,000
                            ----------  ---------   ---------  ----------
                            ----------  ---------   ---------  ----------


   Loss per share amounts   $    (0.13) $  (0.01)   $   (0.04) $    (0.01)
                            ----------  ---------   ---------  ----------
                            ----------  ---------   ---------  ----------

See Report of Independent Accountants and Notes to Interim Consolidated Financial Statements.

                             R.F. MANAGEMENT CORP.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                        For the Nine Months
                                                           Ended June 30,
                                               -------------------------------

                                                       1996           1995
                                               ----------------  -------------
Operating Activities
   Net loss                                    $       (681,447) $     (23,211)
   Adjustments to reconcile net loss to
      net cash used in operating activities
      Depreciation and amortization                      15,653          2,082
      Deferred income taxes                            (149,927)       (15,234)
      Changes in operating assets and
        liabilities
         Accounts receivable                            (88,273)        29,448
         Other receivables                                -            (20,000)
         Other current assets                           (77,001)         -
         Accounts payable and accrued expenses          (26,164)        26,915
         Income taxes payable                            (3,825)           466
                                               ----------------  -------------

            Net cash used in operating
              activities                             (1,010,984)           466
                                               ----------------  -------------

Investing Activities
   Fixed assets additions                              (112,923)       (28,500)
   Investment in limited partnership                   (350,000)        (2,018)
   Acquisition of subsidiary                              -           (150,000)
   Investment in joint venture                             (414)         -
   Investment in certificate of deposit                (403,275)         -
   Note receivable                                       20,000          -
   Security deposits                                    (23,900)         -
                                               ----------------  -------------

         Net cash used in investing activities         (870,512)      (180,518)
                                               ----------------  -------------

Financing Activities
   Organization costs                                     -               (268)
   Deferred offering costs                                -           (350,017)
   Repayments to stockholders                          (150,000)       (15,000)
   Sale of common stock                                   -            618,875
   Advances from line of credit                          42,700          -
                                               ----------------  -------------

         Net cash provided by (used in)
           financing activities                        (107,300)       253,590
                                               ----------------  -------------

Net increase (decrease) in cash and cash
  equivalents                                        (1,988,796)        73,538


Cash and cash equivalents - beginning                 4,620,520          5,084
                                               ----------------  -------------

Cash and cash equivalents - end                $      2,631,724  $      78,622
                                               ----------------  -------------
                                               ----------------  -------------

Supplemental disclosures of cash flow
  information
  Income taxes paid                            $           -     $         466
  Interest paid                                $         39,745  $         -

Noncash Transactions
  Issuance of notes payable to stockholders
    in connection with the acquisition of
    subsidiary                                 $           -     $     600,000

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

    The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Financial Statement filed on Form 10- K for the year ended September 30, 1995, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

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

                                R.F. MANAGEMENT CORP.

                  Notes to Interim Consolidated Financial Statements
                              June 30, 1996 (unaudited)

          5 -  INVESTMENT IN A LIMITED PARTNERSHIP (Continued)

                                             Total       Long-Term           Total                 Total
                                            Assets         Debt           Liabilities              Capital
                                         ----------      ---------        -----------            -----------
June 30, 1996
   (unaudited)                          $   853,635      $ 116,045        $   366,105            $   487,530
September 30, 1995                          703,809         56,175            251,117                452,692

                                                   Assets                          Liabilities
                                        --------------------------     -------------------------------------
                                           Current     Non-Current         Current               Non-Current
                                        -----------    -----------     --------------            -----------

June 30, 1996
   (unaudited)                          $   496,720      $ 356,915        $   250,060            $   116,045
September 30, 1995                          445,849        257,960            194,942                 56,175

                                                             Net                 Net              Allocation
                                                           Revenues             Income            of Income
                                                         --------------      -------------        ----------

For the nine months ended
   June 30, 1996 (unaudited)                              $ 1,303,053     $    41,463             $      414

For the year ended
   September 30, 1995                                       1,243,165         169,285                   1,693


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

    LIQUIDITY AND CAPITAL RESOURCES

    On December 15, 1994, the Company completed a Private Placement offering of its $0.0001 par value Common Stock. The offering, which raised for the Company $700,000 before expenses, called for the sale of up to 400,000 shares at a price of $2.00 per share (giving effect to the 4-for-1 stock split on December 22, 1994). The Company closed the offering upon the sale of 350,000 shares (giving effect to the 4- for-1 stock split on December 22, 1994), which raised for the Company $615,995, net of expenses. continued . . .

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

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits:

               11. See notes to interim consolidated statements, Note 2, regarding computation of per share earnings

               11.1   Computation of per share earnings

               27.1   Financial data schedule


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



                                                 R.F. Management Corp.
                                                 ---------------------
                                                 (Registrant)



Date: November 27, 1996                           /s/Roger Findlay
                                                  ---------------------------
                                                  Roger Findlay, President
                                                  Chief Executive Officer



Date: November 27, 1996                           /s/Louis D'Esposito
                                                  ---------------------------
                                                  Louis D'Esposito
                                                  Chief Financial Officer