Form 10-K
period 1996-09-30
R F MANAGEMENT CORP
filed 1997-01-31
CIK 934011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996
                         Commission File Number 0-26488

                              R.F. MANAGEMENT CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                     22-3318886
          --------                                     ----------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)

               95 Madison Avenue, Suite 301, Morristown, NJ 07960
               --------------------------------------------------
                (Address principal executive offices) (zip code)

Registrant's telephone number, including area code (201) 292-2833
                                                   --------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to  Section 12(g) of the Act:

                                                Name of each exchange
         Title of each class                     on which registered
         -------------------                     -------------------

Common Stock
Class A Common Stock Purchase
Warrant Class B Common Stock Purchase Warrant

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      The number of shares outstanding of Registrant's Common Stock as of 09/30/96: 4,123,641, $.0001 par value.

                                     PART I

Item 1. BUSINESS

      R.F. Management Corp. (the "Company"), through its wholly owned subsidiary, Northern New Jersey Medical Management, Inc. ("Northern") is engaged in the business of administering and managing a free standing outpatient center owned by radiologists who perform diagnostic services at such Center. In May 1995, the Company entered into a Stock Acquisition Agreement with Northern New Jersey Medical Management, Inc. ("Northern"), incorporated in the State of New Jersey in January 1985, wherein the Company purchased all of the issued and outstanding shares of Common Stock of Northern. Northern is now a wholly owned subsidiary of the Company. The Company and Northern are hereinafter collectively referred to as the Company. The Company has no plans to expand the business conducted by Northern. In addition, the Company contracted to establish two (2) free standing outpatient centers performing ambulatory surgery. These Centers, once established, will be managed by the Company and owned by physicians. Diagnostic imaging centers managed by the Company will be owned by (i) hospitals or (ii) radiologists actively performing diagnostic procedures at such centers. Ambulatory surgical centers managed by the Company will be owned by (i) hospitals or (ii) surgeons who utilize such centers to perform surgery on their own patients. The Company will not perform any medical services.

      The Company focuses on obtaining patient referrals for its out-patient surgical centers from sources such as health maintenance organizations (HMO's), preferred provider organizations (PPO's), union contracts and hospital contracts. The Company intends to position itself to participate in the expanding managed healthcare market through direct solicitation of HMO's, PPO's and physicians. See "Use of Proceeds".

      Diagnostic Centers

      Medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount of cost and care needed to stabilize or cure the patient and frequently obviate the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional X-ray to the advance technologies.

      Northern's diagnostic center offers several services including X-ray (Radiography), Ultrasonography (Ultra-sound), Mammography and Nuclear Medicine.

      Presently, the Company has no plans to expand the business conducted by Northern.

      Pursuant to a written agreement, dated January 25, 1986, the Company is providing administrative services for an outpatient diagnostic medical imaging center located in Union, New Jersey. The term of the agreement is twenty (20) years. The Company is responsible for the day to day managing of the center, including hiring and selection of non-medical employees, marketing and the responsibility of all computer operations at the site. Medical professionals employed by the Center provide all medical and diagnostic services at the site. The Company is not engaged in the practice of medicine at the Center. The Company has generated gross revenues in excess of $245,000 for each of the past three (3) years. The Company had net income of $3,157, ($10,394) and $18,820 for the years ended September 30, 1994, 1993 and 1992 respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Ambulatory Surgery Centers

      An outpatient surgical center is a specially equipped physician's office which is established to provide minor surgery which does not require the patient to be admitted to a hospital.

      The Company intends to market its services to physicians and/or hospitals which the Company believes are seeking outpatient surgical centers. The Company will first review the area where the proposed site is to be located and will review a general outline or business plan. Information that will be considered will include other centers in the area, patient financial class, patient demographics in the area served, and potential subscribers to the service. In the case of a hospital, the Company will consider the number of diagnostic or outpatient surgical procedures that the hospital can provide. Managed care groups and HMO's will be contacted to determine if contracts for providing services are available and to ascertain the membership in the service area of the potential new sites. If the site is considered to be positive, a request will be made to the equipment manufacturers for a bid on the equipment the Company deems necessary. After all information needed by the Company is received, the Company will determine the financial viability of the project. Based on the criteria above, the Company will review each site to determine if utilization and proliferation of the equipment and services is a concern.

      The Company will not own any interest in these planned centers. For consideration of the management fee the Company receives, the Company will provide all startup funding necessary, including the purchase of medical and surgical equipment, and all administrative, marketing and management functions. See "Use of Proceeds."

      The Company will establish Centers, then service (support) these centers by providing administrative, marketing and management functions. As part of the Company's planned operations, the Company will purchase or lease equipment to be utilized in the surgical centers. The cost of such equipment will be factored in to the calculation for the management fee to be charged to the physician/hospital who owns the Center. In addition to the cost of the equipment, various other factors including the particular services required at a particular center, will be factored into the management fee.

      The Company will offer a full range of administrative services, including contract negotiations, site selection, equipment procurement, construction, office personnel, office management, patient scheduling, patient billing, cash collections, personnel management and marketing. The Company can provide either a full or limited range of administrative services at the Centers depending upon the needs of the Centers owners.

      The Company has arranged for financing to lease all the equipment and space necessary to provide a surgical suite to a physician or a group of physicians to practice medicine in a private office. The Company will offer a full range of services to hospitals or physician clients, including the selection and acquisition of appropriate equipment, the design and supervision of facility construction, the provision and training of technical and support staff, patient billing and collection and the provision of overall marketing and management services. The equipment which the Company will procure will include but is not limited to surgical tables, crash carts, monitoring equipment, all diagnostic imaging equipment and surgical instruments needed to operate a diagnostic and/or out-patient surgical center.

      The Company was incorporated in the State of New York in August, 1994 and its executive offices are located at 95 Madison Avenue, Suite 301, Morristown, New Jersey 07960. It's telephone number is (201) 292-2833.

Range of Services

      The Company provides the full range of services discussed below. The needs of a particular hospital or physician group determines the extent of the services provided by the Company at a particular Center. The Company can deliver services on a limited basis or through a full service medical center.

      Equipment and Related Services. The Company consults with a physician or hospital to identify the equipment best suited to meet the customer's needs on a cost-effective basis and then acquire the equipment through lease/purchase agreement. In addition, the Company assists the physicians and their personnel in complying with licensing and other regulatory requirements. The Company supervises the installation and testing of the equipment and provides periodic inspection of the equipment at the facility. The Company undertakes to maintain the equipment which it provides and enters into agreements with equipment manufacturers or other third parties for the delivery of maintenance services.

      Technical and Support Staffing. The Company provides non-physician staffing who operate the equipment at the facility. The Company trains and provide on-going safety instruction and educational programs for its staff. The Company does not provide any medical services at the Center.

      Marketing. The Company provides its customers with marketing services, including the design and formulation of a marketing program for each facility to inform the physician community as to the technology and services available at the facility.

      Patient Scheduling, Billing and Collection. At the Centers, the Company schedules patients and prepare all patient billing and is responsible for collection. The Company will also be responsible for related administrative and record-keeping functions and all management information services.

      Management. The Company assumes full managerial responsibility over facility operations, including all of the foregoing services, at each of the future Centers.

Delivery of Services

      The Company delivers its services to its customers through either contractual arrangements with hospitals or medical center arrangements with physician groups.

Growth Strategy and Marketing

      The Company markets its services to physicians and hospitals through various methods. These include direct solicitation, direct mail, sponsorship of inservice education programs for physicians, nurses and technical staff, and personal visits to physician offices. The Company also attends many of the surgical seminars throughout the country.

      The Company is pursing a strategy of aggressively seeking to establish new hospital centers with hospitals which currently have existing centers as well as with hospitals without existing centers. In addition, the Company attempts to educate surgeons as to the benefit of establishing their own ambulatory surgical center, to which the Company can offer its services. The Company engages in intensive marketing in areas of specialized physicians group, HMO's, PPO's, union locals, municipalities and insurance companies. The Company attempts to negotiate discounts with large suppliers of patients as allowed by law. The Company's objective is to respond to the concerns of spiraling health costs while maintaining quality of care to the patient. This is attainable based on the premise that increased volume results in a reduction of cost per procedure which is passed along to the Company's contracted clients.

      The Company applies a variety of criteria in evaluating each perspective hospital customer. These criteria include the extent of the hospitals' competitive environment; the site and type of hospital; the number of surgical and orthopedic physicians, the patient volume and the nature of the payors (private insurance programs, government reimbursement programs or other health or medical organizations). The Company performs a similar analysis regarding physician owned centers.

      The Company's plan of operation is to identify and establish customers during the remainder of this year. The Company, with its direct marketing efforts, continues to seek clients, whether through acquisition of sites or startups.

Equipment Sources

      The Company can obtain its medical equipment and supplies from various manufacturers. The Company is not dependent on any one supplier of equipment. The Company believes that equipment should be financed by the Company (typically with terms of five years) with lenders and lessors, with equipment serving as security for the loans. The Company's acquisition methods (purchase or lease) depends upon the specific circumstances of each transaction.

Northern New Jersey Medical Management, Inc.'s Stock Acquisition Agreement With the Company.

      In May 1995, the Company entered into a Stock Acquisition Agreement (the "Agreement") with Northern New Jersey Medical Management, Inc. ("Northern") a corporation formed in the State of New Jersey in January 1986 with offices located at 95 Madison Avenue, Morristown, New Jersey 07960. Northern was and is engaged in the business of administering and managing a free standing outpatient center performing diagnostic services prior to the acquisition. The sole officers, directors and principal shareholders of Northern were Roger Findlay and Gregory Maccia, who are officers, directors and principal shareholders of the Company.

      Pursuant to the terms of the Agreement, the Company purchased all of the issued and outstanding shares of common stock of Northern. In consideration, the Company will pay Messrs. Findlay and Maccia an aggregate of $750,000 in accordance with the following terms:

            $150,000 paid upon execution of the agreement; the balance of $600,000 will be paid in the form of a promissory note, with interest at prime plus 1% on the unpaid principal balance, payable as follows:

                  $150,000 on January 30, 1996;
                  $150,000 on January 30, 1997;
                  $150,000 on January 30, 1998;
                  $150,000 on January 30, 1999.

      In the event that the gross annual revenue for any calendar year from 1995-1998 for Northern falls below $200,000 then the payment due on January 30 of the subsequent year will be reduced by 1/3, and the amount left unpaid by reason of such adjustment shall be forfeited. The Company and Northern further agreed, that all payments pursuant to the promissory note will only be distributed from operating revenues and not from the Use of Proceeds of the Offering. The Company will not use or finance the purchase of Northern with proceeds from the Offering. In no event will the indebtedness payments by the Company exceed actual revenues received. In the event that revenues are insufficient to pay the indebtedness the indebtedness will accrue.

      For the past three years ended September 30, 1995, 1994 and 1993, Northern has generated gross revenues of approximately $355,000, $333,000 and $281,000, respectively ,and net income (loss) of $23,460, $3,157 and $(10,394), respectively. Messrs. Findlay and Maccia have represented that they will not be receiving any salary or compensation from the operation and affairs of Northern subsequent to the closing date. In the event that there are inadequate revenues from the operations of Northern, Messrs. Findlay and Maccia's payments under the Agreement will be accrued.

      In addition, both the Company and Northern made standard representations and warranties with respect to their respective operations and affairs. Northern now operates as a wholly owned subsidiary of the Company. Northern further represented and warranted that its present contract in Union, New Jersey will remain in full force and effect for an additional eleven years.

LICENSES, REGULATION AND GOVERNMENTAL REIMBURSEMENT

      Licenses. The Company provides administrative and management services to a free standing outpatient center performing diagnostic imaging, located in Union, New Jersey. The diagnostic imaging center is owned by radiologists who actively perform diagnostic testing at such center. In addition, the Company intends to establish free standing outpatient centers performing ambulatory surgery. The ambulatory surgical centers will be owned by surgeons to perform surgery on their own patients. The Company does not perform medical services. However, government regulations do apply to the Company with respect to payment on third party Medicare and Medicaid reimbursement. The Company will be subject to the Anti-Kickback Laws, the "Stark Bill" as well as in New Jersey, the

Health Care Cost Reduction Act which are discussed herein. In the future, however, the Company may be required to maintain licenses or certificates of need issued by individual states. A number of states require hospital physicians to obtain a Certificate-of-Need ("CON") prior to the development of the surgical centers. The CON programs vary considerably from state to state, but all attempt to regulate the ambulatory surgery services. Some states regulate indirectly through rate commissions which prescribe hospital rates. The Company intends to engage in business in New Jersey. Presently, in the State of New Jersey one room surgical suites are excluded from the Certificate of Need (CON) requirements. However, if the Company were to plan for the operation of a multi-suite center, a CON would have to be filed with the appropriate state agency.

      Government Reimbursement. In major areas of its business, the Company may rely for payment on third party (in large part governmental) reimbursement. Its charges are predominantly paid by its clients which in turn receive reimbursement from such sources.

      The Center that the Company is affiliated with will participate in many reimbursement programs such as Medicare and Medicaid as well as other private insurers. Under these arrangements the Center agrees to accept the approved amount of reimbursement from each individual payor. Monthly statements are only sent out when allowed by contractual arrangements with the insurers.

      Regulations. In order to curb the potential for fraud and abuse under the Medicare and Medicaid programs, Congress has enacted certain laws (the "Anti-Kickback Laws") prohibiting the payment or receipt of any remuneration in return for the referral of patients to a healthcare provider for the furnishing of medical services or equipment, the payment for which may be made in whole or in part by the Medicare or Medicaid programs. New Jersey, as well as other states, have enacted similar laws. It should be noted that the Anti-Kickback Laws apply to both sides of the referral relationship: the provider making the referral and the provider receiving the referral. Violation of the Anti-Kickback Laws is a criminal felony punishable by fines of up to $25,000 and/or up to five years imprisonment for each violation. Federal law also permits the Department of Health and Human Services ("HHS") to assess civil fines against violators of the Anti-Kickback Laws and to exclude them from participation in the Medicare and Medicaid programs. These civil sanctions can be imposed in proceedings that do not involve the same procedural requirements and standards of proof as would be required in a criminal trial.

      The Anti-Kickback Laws are broadly drafted and judicial decisions rendered thus far, while made in the context of overt payments explicitly in exchange for referrals, have broadly interpreted the scope of these laws. Several federal courts considering the issue, including the U.S. Court of Appeals having jurisdiction over New Jersey, have concluded that the Anti-Kickback Laws would be violated if "any purpose" of a challenged economic arrangement is to induce or pay for referrals, no matter how incidental that purpose may be or how many other legitimate purposes may exist for the arrangement in question. Accordingly, many types of business relationships between healthcare providers, including investments in healthcare providers by physicians, hospitals or others who are in a position to refer patients could be held to fall within the prohibitions of the Anti-Kickback Laws or similar state laws.

      The American Medical Association (the "AMA") has reaffirmed its original Guidelines which were issued on May 6, 1992, which stated that physicians should not refer patients to a healthcare facility outside their office in which they do not have an active participation and only a passive investment interest. These are ethical rules and recommendations of the AMA and they do not have a binding legal effect. Since the Company is not in the practice of medicine these AMA Guidelines do not apply to the business of the Company.

      HHS has proposed regulations specifying "safe harbors" for various payment practices between healthcare providers and their referral sources; that is, if a payment practice were to come within the safe harbor, it would not be treated as an illegal Medicare/Medicaid kickback or grounds for exclusion from the Medicare/Medicaid programs. While failure to fall within a safe harbor does not mean that the practice is illegal, HHS had indicated that it may give such arrangements closer scrutiny. In their present proposed form, no safe harbor would cover an investment interest in the Company. Congress has enacted legislation (the "Stark Law") which generally prohibits an entity from furnishing a service to an individual for which payment would be made by Medicare or Medicaid if the individual's referring physician, or an immediate family member of such referring physician, had an ownership or other financial interest in the entity. The Company cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate referrals by physicians to the Company.

      In 1991, New Jersey enacted the Health Care Cost Reduction Act, or so-called "Codey Bill", (N.J.S.A. 45: 9-22.4 et seq.) which provided in part that a medical practitioner shall not refer a patient, or direct one of its employees to refer a patient, to a health care service in which the practitioner and/or the practitioner's immediate family had any beneficial interest. The bill specifically provided that for beneficial interests which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office informing the patients of such interest and stating that a listing of alternative health care service providers could be found in the telephone directory.

      Under the "Stark Law", a physician who has a financial relationship with an entity may not make a referral to the entity for the furnishing of clinical laboratory services for which payment is made under the Medicare or Medicaid programs. The Stark Law expands the application of the Medicare ban on self-referrals after December 31, 1994. The Stark Law also extends the self-referral ban to physician therapy services, radiology services including MRI and CT scans, ultrasound services, radiation therapy services and the furnishing of durable medical equipment, the furnishing of parenteral and enteral nutritional equipment and supplies, the furnishing of out-patient prescription drugs, ambulance services, home infusion therapy services, occupational therapy services and in-patient and out-patient hospital services (including services furnished in a psychiatric or rehabilitation hospital).

      The diagnostic center currently managed by the Company is owned by radiologists who actively engage in the performance of diagnostic testing at the Centers. No investment interest or financial relationship exists between the Center and any physician who is not a radiologist administering procedures at the Center. The Company's planned surgical centers will be owned by surgeons who will utilize the Centers to perform surgical procedures on their own patients. No ownership interest or financial relationship will exist between such Centers and any physician who is not a surgeon performing operations on his/her patient at such Centers. The Company will not have any ownership or financial interest in the outpatient surgical or diagnostic imaging centers other than the administration and management of such centers pursuant to written agreements. The Company has received an independent legal opinion from Andrew B. Schultz, Esq. regarding the cited federal Anti-kickback Law and Stark Law. Based on the business of the Company and the factual assertions provided by the Company that its activities involve management and administrative services of certain ambulatory surgical and diagnostic imaging facilities to be owned by physicians, Mr. Schultz has opined that at this time there would be no substantial legal basis to establish any violation by the Company of the cited Anti-Kickback Law or the "Stark Law". The Company's services will be offered to and its Center owned by people who are highly regulated. To the extent that these individuals are affected by government regulations including the Anti-Kickback Laws, the Company will be affected. The Centers will be owned by physicians. In the event that the Company engages in other than management and administrative services at the Center and/or the Centers not owned by physicians then Mr. Schultz's opinion may not be relied on with respect to whether in fact the regulations apply. In the event that the Company is determined by governmental or judicial authorities to be in violation of either the federal Anti-Kickback Law or the Stark Law, the Company would be subject to criminal and civil penalties.

Competition

      The Company competes with many firms that offer similar services. This segment of the industry is highly competitive and many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company. Some of the Company's competitors enjoy an additional competitive advantage by reason of their ability to offer discounts and other services. Accordingly, the Company seeks to address smaller markets which have a need for free standing or out-patient centers performing diagnostic or outpatient ambulatory surgery. The Company has identified the State of New Jersey as its area of operation because of its favorable legislation regarding one room surgical and diagnostic suites.

      The medical diagnostic business is characterized by a high degree of competition. In the Company's case, this competition comes from a number of independent local operators specializing in one or two medical applications, and from a few large diversified healthcare companies (primarily larger hospitals having the resources and capability to provide mobile diagnostic services to other healthcare facilities) which provide ultrasound and other diagnostic services as part of their overall medical business. Although the Company believes that is has a competitive advantage over most of the small operators (the Company competes in its marketplace based upon its performance, marketing and its ability to customize its contractual arrangement), the Company may be vulnerable to competition from the larger healthcare companies, at lease one of which can be found in each of the Company's geographic markets, and all of which are substantially larger and possess greater financial resources than the Company.

Marketing

      The Company markets its services through direct solicitation by various employees, as well as direct mail, independent marketing companies, medical staff in-service programs, and personal sales visits to physicians, the primary emphasis of which is to educate the physician about program services. In addition, the Company will focus its marketing efforts by obtaining patient referrals to its centers from sources such as health maintenance organizations
(HMO), preferred provider organizations (PPO), union contracts and hospital contracts. The Company will position itself to participate in the expanding managed healthcare market through direct solicitation of HMO's, PPO's and physicians. The Company intends to establish joint ventures with hospitals and physician managed ambulatory surgery centers to provide services to subscribers at reduced rates. See "Use of Proceeds".

Insurance

      The Company carries general liability insurance with coverage of up to $1,000,000.00 per claim and a commercial umbrella policy of $2,000,000. The Company believes that such coverage will be adequate.

Employees

      As of September, 1996, the Company employed 6 persons on a full-time basis. Of the 6 employees, 4 are in management, 1 is in sales/marketing and 1 is clerical/administrative.

Item 2. PROPERTIES

      The Company's offices, at present, are located at 95 Madison Avenue, Suite 301, Morristown, New Jersey 07960. These premises are leased by Northern. The premises are utilized by Northern, the Company and other entities related to the Company and/or the management. Expense in connection with the use of such premises are allocated among the businesses that share the facility. At this time, the Company does not have any proposals for new facilities for its proposed operations.


Item 3. LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      R.F. Management Corp.'s initial public offering closed on July 21, 1995. Neither a cash or stock dividend has been paid or issued.

      The Company's Common Stock is traded in the NASDAQ over-the-counter market under the symbol RFMC. It's "A Warrant" and "B Warrant" are traded under the symbols RFMCW and RFMCZ. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low bid prices for the year ended September 30, 1996 are as follows:

                                  COMMON STOCK

         Date                         High                   Low
         ----                         ----                   ---
         10/95                       7 3/2                  6 5/6
         11/95                       8 0/8                  7 0/8
         12/95                       8 1/6                  7 2/4
         01/96                       7 5/6                  6 0/8
         02/96                       6 3/6                  5 4/0
         03/96                       5 5/2                  4 1/0
         04/96                       4 3/2                  2 3/2
         05/96                       3 1/6                  2 4/0
         06/96                       4 0/8                  2 4/8
         07/96                       3 3/2                  1 4/8
         08/96                       2 0/4                    4/8
         09/96                       1 3/2                    5/2


                                    A WARRANT

         Date                         High                   Low
         ----                         ----                   ---
         10/95                       2 4/8                  2 3/2
         11/95                       3 1/6                  2 3/2
         12/95                       3 1/6                  2 3/2
         01/96                       3 1/6                  2 0/8
         02/96                       2 4/0                  2 0/0
         03/96                       2 0/8                  1 0/8
         04/96                       1 3/2                    5/6
         05/96                       1 1/6                    5/6
         06/96                       1 1/6                    4/8
         07/96                       1 0/8                    1/6
         08/96                         2/4                    0/8
         09/96                         2/0                    1/6

                                    B WARRANT

         Date                         High                    Low
         ----                         ----                    ---
         10/95                       1 3/2                  1 1/6
         11/95                       2 1/6                  1 1/6
         12/95                       2 1/6                  1 4/6
         01/96                       2 1/6                  1 1/6
         02/96                       1 4/8                  1 0/0
         03/96                       1 0/8                    4/0
         04/96                       1 1/6                    4/0
         05/96                         4/4                    3/2
         06/96                         4/0                    1/6
         07/96                         4/0                    2/4
         08/96                         2/4                    1/2
         09/96                         1/6                    1/2

Item 6. SELECTED FINANCIAL DATA

      The selected financial data presented below as of September 30, 1996, 1995, 1994, 1993 and 1992 were derived from the Company's financial statements. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, the financial statements and related notes contained elsewhere in this Form 10-K.

Selected Statement of Operations Data:

                                  1 9 9 6      1 9 9 5   1 9 9 4   1 9 9 3   1 9 9 2
                                  -------      -------   -------   -------   -------
Operating revenue             $   312,971      355,029   333,002   281,445   248,448

Operating expenses              1,579,288      458,047   331,622   299,853   220,657

Income (loss) from
 operations                    (1,170,018)     (75,012)    1,380   (18,408)   27,791

Net income (loss)                (952,214)     (50,244)    3,157   (10,394)   18,820
Earnings (loss)
 per share                           (.29)       (0.02)      NIL       NIL       NIL

Selected Balance Sheet Data:

Working Capital               $ 2,905,272    4,513,996   102,599   151,742   151,381

Total Assets                    3,876,151    4,814,154   158,096   160,113   157,721

Total Liabilities                 697,971      683,760    98,432   105,606    92,820

Shareholders'
 Equity                         3,178,180    4,130,394    59,664    54,507    64,901

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      R.F. Management Corp. (the "Company") was formed in August of 1994, for the purpose of establishing, administrating and managing free-standing outpatient ambulatory surgery centers. In 1995 the Company acquired 100% of the outstanding shares of Northern New Jersey Medical Management, Inc. ("Northern") in a business combination accounted for as a pooling of interests. Northern, a New Jersey corporation formed in 1986, is engaged in the management of a diagnostic imaging center located in Union, New Jersey. All references to the Company's prior operating history relates to the operations of Northern.

      The Company presently administers and manages one outpatient diagnostic center located in Union, New Jersey. The Company is responsible for the day to day management of the site, including hiring and selection of non-medical employees, marketing and the responsibility of all computer operations at the site. Medical professionals employed at the Center provide all medical and diagnostic services at the site. The Company is not engaged in the practice of medicine.

      All contract negotiation by the Company to manage two (2) outpatient surgical sites for St. Mary's Hospital in Passaic, New Jersey, have been terminated after failure to reach satisfactory terms. The Company has entered into letters of intent to administer free standing ambulatory surgical centers with the following: Ambulatory Surgery Center of Morris County, Inc. D/B/A Ridgedale Surgery Center on February 24, 1996, Middlesex Ambulatory Surgical Center (East Brunswick, New Jersey) on March 26, 1996, Ocean OB/GYN Associates (Toms River, New Jersey) on July 15, 1995, Michael Schalet, D.O. (Morristown, New Jersey) on June 21, 1995, Monica Mehta, M.D. and H. Shah, M.D. (Jersey City, New Jersey) on October 4, 1995, M. Fateh, M.D. (Millburn, New Jersey) on July 13, 1995, N.S. Botros, M.D. (Bayonne, New Jersey) on October 25, 1995, and Rameth Tandom M.D. (Montville, New Jersey) on April 10, 1996. The Company has also entered into a letter of intent with Luther W. Brady, M.D. Associates P.C., to administer three Radiation Therapy Centers.

      On December 27, 1995, R.F. acquired forty (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Comapny incorporated in Ireland, and a fifty-one (51%) interest in the property owned or leased by its subsidiaries for $350,000. Mobile Medical Services Limited provides mobile MRI, CT, Lithotripsy and Cardiac Catheterization services in the Netherlands, United Kingdom, Italy and Germany. The payment terms call for the Comapny to make payments directly to designated creditors on behalf of Mobile. As of September 30, 1996, $350,000 is reflected as an investment in joint venture.

      On March 20, 1996 the Company formed a wholly-owned subsidiary, R.F. Management Corp. of Toms River "RFTR", a New Jersey corporation, who in July 1996 entered into a lease and management service agreement with Surgical Associates, PA. This agreement is to commence upon the completion of the construction of a one room surgical suite.

      On May 30, 1996, the Company entered into a five year lease and management service agreement with Associates in Otolaryngology of New Jersey, PA. This agreement is to commence upon the completion of the construction of a one room surgical suite.

Results of Operations

      Year ended September 30, 1996 compared to the year ended September 30, 1995:

      Results of operations, which presents operating data for the Company and Northern New Jersey Medical Management, Inc. reflects total operating revenues of $313,000 as compared to approximately $355,000 in 1995, a decrease of approximately $42,000 or 12%. The decrease in management fees resulted from a decrease in the realization under third party reimbursement agreements at the diagnostic imaging center it manages.

      Operating expenses for the year ended September 30, 1996 were approximately $1,579,000 , as compared to approximately $458,000 for the year ended September 30, 1995, an increase of approximately $1,121,000. Management attributes this increase to expenditures made for salaries, professional fees, consulting expenses and travel and entertainment costs associated with efforts to establish and manage new and existing surgical centers.

      Interest expense for the year ended September 30, 1996 was approximately $56,000 as compared to approximately $14,000 for the year ended September 30, 1995. This is primarily attributed to the unpaid principal pertaining tot he acquisition of Northern on May 31, 1995 which accrues interest at the rate of prime plus one percent. In addition, on April 30, 1996, a bank line of credit was established bearing interest at prime plus one percent.

      Interest income aggregated approximately $175,000 for the year ended September 30, 1996 as compared to approximately $44,000 for the year ended September 30, 1995. This increase of approximately $131,000 is due to the Company's investment balance from the proceeds of the initial public offering.

      Net loss increased to approximately $952,000 or $.29 per share for the year ended September 30, 1996 as compared to $50,000 or $.02 for the year ended September 30, 1995, on a primary basis.

The explanation of this increase is a direct result of the increase in expansion associated with the efforts to establish new and existing surgical centers.

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

Year ended September 30, 1995 compared to the year ended September 30, 1994:

      Management fees for the year ended September 30, 1995 were approximately $335,000 as compared to approximately $333,000 for 1994, an increase fo approximately $22,000. This increase is attributable to an increase in referrals and the number of patients handled at the center.

      Operating expenses for the year ended September 30, 1995 aggregated approximately $458,000 as compared to approximately $331,000 in 1994, an increase of approximately $127,000. Management attributes this increase primarily to the establishment of a sales and marketing team and the expenditures associated with their efforts to establish and manage new Surgical Centers.

      Interest income aggregated approximately $44,000 for the year ended September 30, 1995 as compared to $0 for the year ended September 30, 1994. This increase is due to the investment income earned on the proceeds of the initial public offering.

      Net loss for the year ended September 30, 1995 aggregated approximately $50,000 as compared to net income of approximately $3,000 for the year ended September 30, 1994. Explanation of this decrease can be derived from the operational analysis provided above.

Liquidity and Capital Resources

      On December 15, 1994, the Company completed a Private Placement Offering of its $.0001 par value Common Stock. The offering, which raised for the Company $700,000 before expenses, called for the sale of up to 4,100,000 shares at a price of $2.00 per share (giving effect to the 4-for-1 stock split on December 22, 1994). The Company closed the offering upon the sale of 350,000 shares (giving effect to the 4-for-1 stock split on December 22, 1994), which raised the Company $615,995, net of expenses.

      On July 21, 1995, the Company's Initial Public Offering was declared effective by the United States Securities and Exchange Commission and closed on July 27, 1995. the offering included the sale of 977,500 shares of common stock, 977,500 A Warrants and 977,500 B Warrants. The Company received proceeds of $4,205,899, net of expenses of $1,365,851.

      The Company has a working capital surplus of $2,905,272 at September 30, 1996 when compared to a working capital surplus of $4,513,996 at September 30, 1995. This decrease is primarily the result of expenditures incurred in the expansion and development of new business.

      The Company experienced a net decrease in cash and equivalents aggregating approximately $2,362,000 for the year ended September 30, 1996. This decrease results primarily from the net loss and other operating activities aggregating approximately $1,442,000, the investments in a joint venture, certificate of deposit and fixed assets aggregating approximately $882,000 and the repayment of $150,000 of notes payable to stockholders less advances from a line of credit of approximately $168,000.

      On April 30, 1996, the Company entered into a one year $400,000 line of credit agreement with a bank which bears interest on the unpaid principal at prime plus one percent (9.25%). The line is collateralized by a one year certificate of deposit. As of September 30, 1996, the amount outstanding under the line of credit aggregated approximately $168,000.

      The Company believes that it has sufficient resources to support the operations of Northern and begin its proposed surgical center operations and it has working capital to administer and manage the centers for the next twelve months. The Company believes that the net proceeds from the Initial Public Offering will be sufficient to meet its plans with respect to the management and the administration of sites in the next twelve months and its working capital needs for the foreseeable future. It is the belief of the Company that the normal cash flow generated from the administration and management from the Centers will provide excess cash (capital) which will be used for expenses and future capital needs.

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

Item 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

      Index to Consolidated Financial Statements of R.F. Management Corp. and Subsidiaries as of September 30, 1996 and 1995 and for the three year period ended September 30, 1996.

                                                                        Page
                                                                        ----

      Independent Auditors' Report                                      F-1, F-2

Consolidated Financial Statements
      Consolidated Balance Sheets                                       F-3, F-4
      Consolidated Statements of Operations                             F-5
      Consolidated Statements of Stockholder's Equity                   F-6
      Consolidated Statements of Cash Flows                             F-7, F-8
      Notes to Consolidated Financial Statements                        F-9,F-16

                       [LETTERHEAD OF DDK & COMPANY LLP]

                          Independent Auditors' Report

To the Board of Directors and Stockholders of R.F. Management Corp.

      We have audited the accompanying consolidated balance sheets of R.F. Management Corp. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Northern New Jersey Medical Management, Inc., a wholly-owned subsidiary, which statements reflected total assets of $255,388 and $159,871, as of September 30, 1996 and 1995, and total revenues of $309,067, $355,029, $333,002, for the three year period ended September 30, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Northern New Jersey Medical Management, Inc., is based solely on the report of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.F. Management Corp. and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

      Our audits of the foregoing financial statements also included the schedules listed in answer to Item 14(a)(3). In our opinion, such schedules present fairly the information required to be set forth therein.

                                               /s/ DDK & Company LLP

DDK & COMPANY LLP
Certified Public Accountants
New York, New York
December 6, 1996

                          Independent Auditors' Report


To the Board of Directors and Stockholders:
   Northern New Jersey Medical Management, Inc.

We have audited the accompanying balance sheets of Northern New Jersey Medical Management, Inc. as of September 30, 1996 and 1995, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used an significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonabe basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Northern New Jersey Medical Management, Inc. as of September 30, 1996, and 1995, and the results of its operations and its cash flows for the three year period ended September 30, 1996 in conformity with generally accepted accounting principles.


/s/ Davenport & Associates, PA

DAVENPORT & ASSOCIATES, PA
Certified Public Accountants



Colonia, New Jersey
November 20, 1996

                              R.F. MANAGEMENT CORP.

                           Consolidated Balance Sheets

                                                    September 30,  September 30,
                                                        1996          1995
                                                    -------------  -------------
ASSETS

Current assets
   Cash and cash equivalents                          $2,258,333    $4,620,520
   Certificate of deposit                                408,266          --
   Accounts receivable                                   296,893        90,618
   Due from affiliate                                     19,743        19,743
   Deferred income taxes                                 218,798           451
   Other current assets                                  101,210        16,424
                                                      ----------    ----------
             Total current assets                      3,303,243     4,747,756
                                                      ----------    ----------

Other assets
   Furniture, fixtures, equipment and leasehold
      improvements (net of accumulated depreciation
      of $24,969 and $2,201, respectively)               130,730        30,142
   Investment in a limited partnership                    11,120        10,985
   Investment in joint venture                           350,000          --
   Note receivable                                          --          20,000
   Deposits and other assets                              80,866         5,030
   Organization costs (net of accumulated
      amortization of $76 and $27, respectively)             192           241
                                                      ----------    ----------
             Total other assets                          572,908        66,398
                                                      ----------    ----------
             TOTAL ASSETS                             $3,876,151    $4,814,154
                                                      ==========    ==========

See Notes to Consolidated Financial Statements.

                              R.F. MANAGEMENT CORP.

                           Consolidated Balance Sheets
                                   (continued)

                                                    September 30,  September 30,
                                                        1996          1995
                                                    -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line of credit                                    $  167,700     $     --
   Accounts payable                                      47,505         29,500
   Accrued expenses                                      32,766         50,435
   Income taxes payable                                    --            3,825
   Notes payable - stockholders                         150,000        150,000
                                                     ----------     ----------
            Total current liabilities                   397,971        233,760

Other liabilities
   Notes payable - stockholders                         300,000        450,000
                                                     ----------     ----------
            TOTAL LIABILITIES                           697,971        683,760
                                                     ----------     ----------

Commitments and contingencies

Stockholders' equity
   Common stock, $0.0001 par value,
      15,000,000 shares authorized,
      3,327,500 and 3,327,500 shares issued
      and outstanding                                       333            333
   Additional paid-in capital                         4,123,641      4,123,641
   Retained earnings (deficit)                         (945,794)         6,420
                                                     ----------     ----------
            TOTAL STOCKHOLDERS' EQUITY                3,178,180      4,130,394
                                                     ----------     ----------
            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                  $3,876,151     $4,814,154
                                                     ==========     ==========

See Notes to Consolidated Financial Statements.

                              R.F. MANAGEMENT CORP.

                      Consolidated Statements of Operations


                                                 Years Ended September 30,
                                          ---------------------------------------
                                             1996           1995          1994
                                          -----------   -----------   -----------
REVENUES

   Management fees                        $   312,971   $   355,029   $   333,002
                                          -----------   -----------   -----------

COSTS AND EXPENSES

   Operating expenses                       1,579,288       458,047       331,380
   Interest                                    55,615        14,259          --
   Depreciation and amortization               22,817         1,836           242
   Interest income                           (174,731)      (44,101)          (52)
                                          -----------   -----------   -----------

             TOTAL COSTS AND EXPENSES       1,482,989       430,041       331,570
                                          -----------   -----------   -----------

Income (loss) from continuing operations
   before provision for (recovery of)
   income taxes                            (1,170,018)      (75,012)        1,432

Provision for (recovery of) income taxes     (217,724)      (23,398)          228
                                          -----------   -----------   -----------

Income (loss) from continuing operations
   before partnership income                 (952,294)      (51,614)        1,204

Income from a limited partnership -
   net of income taxes                             80         1,370         1,953
                                          -----------   -----------   -----------

             NET INCOME (LOSS)            $  (952,214)  $   (50,244)  $     3,157
                                          ===========   ===========   ===========

PRIMARY
   Weighted average shares outstanding      3,327,500     3,123,406     2,350,000
                                          ===========   ===========   ===========

   Earnings (loss) per share amounts      $      (.29)  $      (.02)  $   -Nil-
                                          ===========   ===========   ===========

FULLY DILUTED
   Weighted average shares outstanding      5,282,500     5,282,500     2,350,000
                                          ===========   ===========   ===========

   Earnings (loss) per share amounts      $      (.18)  $      (.01)  $   -Nil-
                                          ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

                              R.F. MANAGEMENT CORP.

                 Consolidated Statements of Stockholders' Equity
                  Years Ended September 30, 1996, 1995 and 1994


                                                           Additional                  Retained
                                      Number of  Common     Paid-in    Subscriptions   Earnings
                                       Shares    Stock      Capital      Receivable    (Deficit)     Total
                                       ------    -----      -------      ----------    ---------     -----
BALANCE, SEPTEMBER 30,
   1993                               2,000,000  $200    $       800    $  --         $  53,507   $    54,507

Contributions from stockholders            --     --           4,880     (2,880)           --           2,000

Net income for the year ended
   September 30, 1994                      --     --            --         --             3,157         3,157
                                      ---------  ----    -----------    -------       ---------   -----------

BALANCE, SEPTEMBER 30,
   1994                               2,000,000   200          5,680     (2,880)         56,664        59,664

Net proceeds from issuance of
   common stock - private
   placement offering (net of
   expenses of $84,005)                 350,000    35        615,960       --              --         615,995

Issuance of common stock -
   collection of subscription
   receivable                              --     --            --        2,880            --           2,880

Contribution of note payable -
   shareholders                            --     --          46,200       --              --          46,200

Acquisition of Northern New Jersey
   Medical Management, Inc. in a
   manner similar to a pooling of
   interests                               --     --        (750,000)      --              --        (750,000)

Net proceeds from issuance of common
stock - initial public offering (net
of expenses of $1,365,851)              977,500    98      4,205,801       --              --       4,205,899

Net loss for the year ended
   September 30, 1995                      --     --            --         --           (50,244)      (50,244)
                                      ---------  ----    -----------    -------       ---------   -----------

BALANCE, SEPTEMBER 30,
   1995                               3,327,500   333      4,123,641       --             6,420     4,130,394

Net loss for the year ended
   September 30, 1996                      --     --            --         --          (952,214)     (952,214)
                                      ---------  ----    -----------    -------       ---------   -----------

BALANCE, SEPTEMBER 30,
   1996                               3,327,500  $333    $ 4,123,641    $  --         $(945,794)  $ 3,178,180
                                      =========  ====    ===========    =======       =========   ===========

See Notes to Consolidated Financial Statements.

                              R.F. MANAGEMENT CORP.

                      Consolidated Statements of Cash Flows

                                                  Years Ended September 30,
                                               --------------------------------
                                                  1996        1995       1994
                                               ----------   ---------   -------

Operating activities
   Net income (loss)                           $ (952,214)  $(50,244)   $ 3,157
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities
      Depreciation and amortization                22,817       1,836       242
      Deferred income taxes                      (218,347)    (28,159)    1,851
      Changes in operating assets and
       liabilities
         Accounts receivable                     (206,275)     33,473    10,469
         Other current assets                     (84,785)    (34,284)     (512)
         Accounts payable and accrued
            expenses                                  336      79,184       751
         Income taxes payable                      (3,825)      3,825      (379)
         Other receivables                           --          --        --
                                               ----------    --------   -------
             Net cash provided by (used
                in) operating activities       (1,442,293)      5,631    15,579
                                               ----------    --------   -------
Investing activities
   Fixed asset additions                         (123,357)    (28,500)   (2,843)
   Investment in a limited partnership               (135)     (2,317)   (2,326)
   Investment in joint venture                   (350,000)       --        --
   Investment in certificate of deposit          (408,266)       --        --
   Acquisition of subsidiary                         --      (150,000)     --
   Note receivable                                 20,000     (20,000)     --
   Deposits and other assets                      (75,836)       --      (4,230)
                                               ----------    --------   -------
             Net cash used in
                investing activities             (937,594)   (200,817)   (9,399)
                                               ----------    --------   -------

See Notes to Consolidated Financial Statements.

                             R.F. MANAGEMENT CORP.

                      Consolidated Statements of Cash Flows
                                   (continued)

                                                              Years Ended September 30,
                                                        ------------------------------------
                                                            1996          1995       1994
                                                        -----------   -----------   --------
Financing activities
   Organizational expenses                              $      --     $      (268)  $   --
   Deferred offering costs                                     --           1,116     (1,116)
   Repayment to stockholders                               (150,000)      (15,000)   (18,170)
   Sale of common stock                                        --       4,824,774      2,000
   Advances from line of credit                             167,700          --         --
                                                        -----------   -----------   --------

             Net cash provided by (used in)
                financing activities                         17,700     4,810,622    (17,286)
                                                        -----------   -----------   --------

Net increase (decrease) in cash and
   cash equivalents                                      (2,362,187)    4,615,436    (11,106)

Cash and cash equivalents - beginning                     4,620,520         5,084     16,190
                                                        -----------   -----------   --------

Cash and cash equivalents - end                         $ 2,258,333   $ 4,620,520   $  5,084
                                                        ===========   ===========   ========

Supplemental disclosures of cash flow information

   Cash paid during the year for
      Interest                                          $    49,418   $     9,672   $   --
      Income taxes                                      $       600   $     3,825   $    937

   Noncash transactions
      Issuance of notes payable to stockholders in
         connection with the acquisition of subsidiary  $      --     $   600,000   $   --
      Contribution of note payable -
         shareholders to additional paid-in capital     $      --     $    46,200   $   --

See Notes to Consolidated Financial Statements.

                              R.F. MANAGEMENT CORP.

                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995

Note 1.  Organization and Business

R.F. Management Corp. ("R.F.") was incorporated in the State of New York on August 4, 1994. R.F. issued 2,000,000 shares (after giving effect to the 4-for-1 stock split on December 22, 1994) (see note 3) of its $0.0001 par value common stock at an average price of $0.0024 per share (after giving effect to the 4-for-1 stock split on December 22, 1994) for a total of $4,880. R.F.'s business is to provide management advisory and other services in connection with the establishment and operation of free standing, outpatient centers performing ambulatory surgery and diagnostic imaging. R.F. offers a full range of services, including contract negotiations, site selection, equipment procurement, construction, office personnel and physician staffing, office management, patient scheduling, patient billing, cash collections, personnel management and marketing.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of R.F. Management Corp. ("R.F.") and its wholly-owned subsidiaries, Northern New Jersey Medical Management, Inc. ("Northern"), and R.F. Management Corp. of Toms River, collectively the "Company". Northern was incorporated in the State of New Jersey on January 25, 1986. R.F. acquired all of the outstanding capital stock (one hundred [100] shares of no par value common stock) of Northern on May 31, 1995. The Company accounted for the acquisition of Northern in a manner similar to a pooling of interests due to the stockholders' common control of both R.F. and Northern. On March 20, 1996, R.F. formed a wholly-owned subsidiary, R.F. Management Corp. of Toms River "RFTR", a New Jersey corporation.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable is stated net of contractual allowances. Based upon its past history, the Company estimates the amount of the accounts receivable it does not expect to receive. The Company values its uncollected accounts receivable as part of its determination of profit and constantly reviews the valuation. The continuing review and gathering of additional information, as well as changing reimbursement rates, may cause adjustment. In addition, the Company, in the normal course of business, extends revolving loans secured by accounts receivable, to affiliated companies.

Furniture, Fixtures, Equipment and Leasehold Improvements

Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the related asset, five to ten years for office equipment, furniture and fixtures, and leasehold improvements by charges to income.

Organizational expenses

Organizational expenses incurred in the set-up of the Company have been capitalized and will be amortized over a period of five (5) years from the commencement of operations.

Deferred offering costs

All deferred offering costs incurred by the Company in conjunction with the private placement offering and initial public offering (IPO) have been charged to additional paid-in capital upon the completion of the offering (see note 3).

                                                                    continued...

                              R.F. MANAGEMENT CORP.

                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995

Note 2:  Summary of Significant Accounting Policies (Continued)

Revenue recognition

Management fees are generated, through a contractual agreement between the Company and a limited partnership, Union Diagnostic Facilities Group, L.P. ("Union"), based on a percentage of revenues generated. The Company recognizes management fees when diagnostic imaging services are rendered by Union. The Company owns a minority interest and is the general partner and managing agent. The Company's responsibilities include the management of all personnel, leasing of operating facilities and equipment, negotiation of contracts, payment of debts and obligations and preparation and review of invoices and claims.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassification

The September 30, 1995 financial statement have been reclassified to conform to the 1996 presentation. Such reclassifications had not effect on net loss.

Income taxes

Effective October 1, 1993, the Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", for financial statement reporting purposes, which required a change from the deferred method (APB 11) to the assets and liability method of accounting for income taxes. The assets and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and the effect of future tax planning strategies to reduce any deferred tax liability. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. The adoption of SFAS 109 did not have a material impact on the consolidated financial statements.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period.

Year end

The Company has adopted a September 30 year end.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, contracts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. It was not practicable to estimate the fair value of long-term debt because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

                              R.F. MANAGEMENT CORP.

                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995

Note 3.  Stockholders' Equity

Private Placement Offering

In August 1994, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps to make a private placement of the Company's securities in order to raise capital. On December 22, 1994, the Company's common stock was split 4-for-1. The effect of the split is being reflected retroactively. In December of 1994, the Company completed an offering of its securities under an exemption pursuant to Regulation D - Rules Governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1933. The $800,000 offering was to include the sale of 400,000 shares (after giving effect to the 4-for-1 stock split) of the Company's $0.0001 par value voting common stock at the offering price of $2.00 per share (after giving effect to the 4-for-1 stock split). The offering closed on December 15, 1994, with the sale of 350,000 shares (after giving effect to the 4-for-1 stock split on December 22, 1994) of the Company's $0.0001 par value voting common stock at the offering price of $2.00 per share (after giving effect to the 4-for-1 stock split), that raised an aggregate of $615,995, net of expenses of $84,005, for the Company.

Initial Public Offering

In December 1994, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps to make an initial public offering (IPO) of the Company's securities in order to raise capital. Management was granted authority to file a registration statement (on Form S-1) with the United States Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933 (as amended) and to register the securities in any state jurisdiction that management felt was required and appropriate. The initial public offering called for the Company to offer up to 850,000 shares (977,500 shares if the underwriter's over-allotment is exercised) of common stock (the "Common Stock") at $5.50 per share, 850,000 (977,500, if the underwriter's over-allotment is exercised) Class A Redeemable Common Stock Purchase Warrants (the "A warrants") at $0.10 per warrant and 850,000 (977,500 if the underwriter's over-allotment is exercised) Class B Redeemable Common Stock Purchase Warrants (the "B Warrants") at $0.10 per warrant. Each A Warrant entitles the holder to purchase one (1) share of Common Stock for a period of eighteen (18) months from the effective date of the offering at a price of $5.50. Each B Warrant entitles the holder to purchase one (1) share of Common Stock for a period of thirty-six (36) months from the effective date of the offering at a price of $7.00. The offering was declared effective by the United States Securities and Exchange Commission on July 21, 1995, and closed on July 27, 1995 with the sale of 977,500 shares of Common Stock, 977,500 A Warrants and 977,500 B Warrants, and raised an aggregate of $4,205,899, net of expenses of $1,365,851, for the Company.

Note 4.  Furniture, Fixtures, Equipment and Leasehold Improvements

Furniture, fixtures, equipment and leasehold improvements and related accumulated depreciation as of September 30, 1996 and 1995 consist of the following:

                                          Estimated             September 30,
                                        Useful Lives -     ---------------------
                                            Years            1996         1995
                                        --------------     --------      -------

Equipment                                   5 - 10         $118,990      $32,343
Furniture and fixtures                        5              34,978          -
Leasehold improvements                        5               1,731          -
                                                           --------      -------
Total                                                       155,699       32,343
Less: accumulated depreciation
 and amortization                                            24,969        2,201
                                                           --------      -------
Total furniture, fixtures, equipment
 and leasehold improvements, net                           $130,730      $30,142
                                                           ========      =======

                              R.F. MANAGEMENT CORP.

                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995

Note 5. Investment in a Limited Partnership

The Company has a one percent (1%) ownership in Union Diagnostic Facilities Group, L.P. The investment is recorded on the equity method since the Company is the only general partner. The Company's duties include contract negotiations, site selection, equipment procurement, construction, office personnel and physician staffing, office management and marketing. The Company records its investment in the limited partnership and its income from the limited partnership monthly. Currently, 100% of the Company's management fee revenue is generated from this Limited Partnership.

Effective January 1, 1995, the limited partnership changed its reporting period from December 31 to September 30, for financial statement purposes. The following is a summary of condensed financial data from the audited financial statements of the limited partnership in which the Company has an investment at September 30, 1996 and 1995 and December 31, 1994, 1993 and 1992:

                                Total       Long-Term       Total         Total
                               Assets         Debt       Liabilities     Capital
                              --------      ---------    -----------    --------
September 30, 1996            $821,822      $102,702      $402,117      $419,704
September 30, 1995             703,809        56,175       251,117       452,692
December 31, 1994              629,545        69,004       240,138       389,407
December 31, 1993              331,949          --          99,287       232,662

                                      Assets                    Liabilities
                               ---------------------       ---------------------
                                               Non-                        Non-
                               Current       Current       Current       Current
                               -------       -------       -------       -------
September 30, 1996            $454,465      $367,356      $299,415      $102,702
September 30, 1995             445,849       257,960       194,942        56,175
December 31, 1994              405,566       223,979       171,134        69,004
December 31, 1993              214,488       117,461        99,287          --

                                        Net              Net         Allocation
                                     Revenues          Income        of Income
                                     --------          ------        ---------
September 30, 1996                  $1,642,128        $ 13,637        $  135
September 30, 1995                   1,243,165         169,285         1,693
December 31, 1994                    1,648,846         249,495         2,495
December 31, 1993                    1,454,038         181,800         1,818
December 31, 1992                    1,341,140         155,461         1,555

Gross profit and income from continuing operations does not differ from net income. The partnership has no redeemable securities or minority interest.

Note 6. Note receivable

Note receivable consists of a $20,000 note which bears interest at 9% per annum and is due on or before April 1, 2000. This note is secured by one Limited Partnership share in Union Diagnostic Facilities Group, L.P. The note was repaid in full in June 1996.

                              R.F. MANAGEMENT CORP.

                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995

Note 7. Income taxes

The Company does not report income, for income tax reporting purposes, on the accrual basis. As a result of the adoption of SFAS 109, the Company has recorded deferred income taxes payable at September 30, 1996 and 1995 of $43,257 and $46,356, respectively, and has recorded deferred income tax assets at September 30, 1996 and 1995 of $262,055 and $46,807, respectively, which represent temporary differences arising primarily from recognition of income on the cash receipts and cash disbursements basis of accounting for income tax reporting purposes at the statutory rates of 34% for federal income tax purposes and 8% and 9% for state income tax purposes, which are expected to be realized in future years.

The Company has recorded total income tax expenses (credits) for the years ended September 30, 1996, 1995 and 1994 of ($217,669) ($22,451) and $601,
respectively. The Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $1,273,000 and $112,000 at September 30, 1996 and 1995, respectively, available to offset income taxes in future years through the year ended September 30, 2011.

Income (loss) before income taxes, income taxes (recovery), partnership income, income tax expense on partnership income and net income (loss) are as follows:

                                                          September  30,
                                                 -------------------------------
                                                    1996         1995      1994
                                                 -----------   --------   ------
Income (loss) before income taxes                $(1,170,018)  $(75,012)  $1,432
Income taxes (recovery)                             (217,724)   (23,398)     228
                                                 -----------   --------   ------
                                                    (952,294)   (51,614)   1,204
                                                 -----------   --------   ------
Partnership income                                       135      2,317    2,326
Income tax expense on partnership income                  55        947      373
                                                 -----------   --------   ------
                                                          80      1,370    1,953
                                                 -----------   --------   ------
Net income (loss)                                $  (952,214)  $(50,244)  $3,157
                                                 ===========   ========   ======

The following is a reconciliation of the U.S. federal statutory tax rate and the apparent tax rate:

                                                         September 30,
                                                 ----------------------------
                                                 1996        1995       1994
                                                 -----       -----      -----
U.S. Federal tax                                (34.00%)    (34.00%)    34.00%
State taxes, net of federal tax benefit          (6.00%)     (6.00%)     6.00%
Benefit from net operating loss (NOL)
  carryforward                                    --         12.13%     (22.82%)
Valuation allowance                              20.88%       --         --
Other                                             0.51%      (3.32%)     (1.26%)
                                                 -----       -----      -----
Apparent tax rate                               (18.61%)    (31.19%)     15.92%
                                                 =====       =====      =====

                                                                    continued...

                              R.F. MANAGEMENT CORP.

                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995

Note 7:  Income Taxes (Continued)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at September 30, 1996 are as follows:

                                              Gross            Deferred Tax
                                              Amount      Assets     Liabilities
                                              ------      ------     -----------

Accounts receivable                        $   84,649    $   --        $34,579
Accumulated depreciation                       18,447        --          7,535
Investment in a limited partnership             2,797        --          1,143
Accounts payable and accrued expenses             472         193         --
Net operating loss carryforwards            1,272,655     506,132         --
                                                         --------      -------
Sub-total                                                 506,325       43,257
Valuation allowances                          488,540     244,270         --
                                                         --------      -------
Deferred tax assets and liabilities                      $262,055      $43,257
                                                         ========      =======

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at September 30, 1995 are as follows:

                                              Gross            Deferred Tax
                                              Amount      Assets     Liabilities
                                              ------      ------     -----------
Accounts receivable                         $ 90,618     $  --        $37,018
Accumulated depreciation                      18,290        --          7,471
Investment in a limited partnership            4,571        --          1,867
Accounts payable and accrued expenses          5,831       2,382         --
Net operating loss carryforwards             112,403      44,425         --
                                            --------     -------      -------
Sub-total                                                 46,807       46,356
Valuation allowances                                        --           --
                                                         -------      -------
Deferred tax assets and liabilities                      $46,807      $46,356
                                                         =======      =======

The Company has recorded current and deferred income taxes, including income tax expense on partnership income as follows:

                                             Current     Deferred       Total
                                             -------     --------       -----
Year ended September 30, 1996               $ 1,081       $  724       $1,805
Year ended September 30, 1995                   349          598          947
Year ended September 30, 1994                (1,250)       1,851          601

                              R.F. MANAGEMENT CORP.

                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995

Note 8. Related Party Transactions

Operating expenses

The Company maintains an office at 95 Madison Avenue, Suite 301, Morristown, New Jersey. Expenses incurred in the operation of the Company's office facility including rent, telephone and office expenses are allocated to numerous businesses which share the facility. The allocations are based on usage and revenues. Management believes that the allocations are reasonable and proper. The expenses for the years ended September 30, 1996, 1995 and 1994 aggregated $63,560, $12,142 and $17,575, respectively. During the year ended September 30, 1996, the Company paid $60,000 for consulting services to an affiliated company. Furthermore, during the year ended September 30, 1996, the Company acquired software from another related party at an approximate cost of $35,000.

The Company entered into an agreement with an affiliated company to provide marketing services to the Company. For the year ended September 30, 1996, compensation for services totalled approximately $50,000.

The Company has entered into an agreement with two affiliated companies to finance a portion of the affiliates' accounts receivable. At September 30, 1996, there was a total balance outstanding of approximately $111,000.

Included in other assets, the Company has an outstanding note receivable from one of its officers for approximately $24,000. The conditions and repayment terms of the note have not yet been determined.

Note 9. Acquisitions

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

On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of September 30, 1996, $350,000 is reflected as an investment in joint venture.

Note 10.  Line of Credit

On April 30, 1996, the Company entered into a one year $400,000 Line of Credit agreement with a bank. Interest is payable on a quarterly basis at prime plus one percent (9.25%). The line is collateralized by a certificate of deposit which matures on April 30, 1997. As of September 30, 1996, the amount outstanding under this line of credit aggregated approximately $168,000.

                              R.F. MANAGEMENT CORP.

                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995

Note 11.  Commitments and Contingencies

Letter of intent and underwriters agreement

Pursuant to a signed letter of intent with Landmark Commodities, Inc. d/b/a Landmark International Equities ("Landmark"), the Company has successfully completed the sale of its securities in an initial public offering (IPO)(see note 3). In addition, the Company has agreed to sell Landmark an option to purchase 977,500 shares of Common Stock including the underwriter's over-allotment, 977,500 A Warrants including the underwriter's over-allotment, and 977,500 B Warrants including the underwriter's over-allotment for a period of four (4) years at one-hundred and twenty percent (120%) of the offering price ($6.60, $0.12 and $0.12, respectively). In January 1995, the Company paid Landmark $50,000, in advance, for financial consulting services. The services are for the period from February 1, 1995 to January 31, 1996.

Employment agreement

Effective June 1, 1995, the Company entered into a two (2) year employment agreement with its president. The agreement provides for an annual salary of seventy thousand dollars ($70,000), plus benefits, and sets forth duties and non-compete clauses.

Lease and Management Service Agreements

In April 1996, RFTR entered into an agreement to lease a 9,000 square foot facility for five years with a base annual rental cost of $117,000. Included in other assets at September 30, 1996 is approximately $19,500 of rental payments, which will be expensed upon the opening of the facility

In July 1996, RFTR entered into a lease and management service agreement with Surgical Associates, P.A. to provide space, equipment and nonprofessional services, including management and billing and collection functions to a newly formed Surgical Center.

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

Subsequent Events

On November 15, 1996, R.F. Management Corp. announced it is creating a mobile MRI company, MobileTec, Inc., which will be a joint venture company with MobileTec Management Corp. RF will own 75% of the joint venture company. MobileTec Management Corporation will place its existing contracts and operations into the joint venture, and will be responsible for the day to day operations of the joint venture company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect of them are set forth thereafter:

      Name                Age                     Position
      ----                ---                     --------

Roger Findlay              48              Chairman of the Board of
                                           Directors, President and
                                           Principal Executive Officer

Wayne P. Miller            45              Vice President, Secretary
                                           and Director

Louis A. D'Esposito        63              Vice President, Chief
                                           Financial Officer and
                                           Director

      Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is selected and qualified.

      Roger Findlay is co-founder and has been President of the Company since its inception. Since June 1990, Mr. Findlay is also co-founder, President and Chairman of the Board of Modern Medical Modalities Corporation, a public company listed on Nasdaq Small Capital Market, that leases magnetic resonance imaging and computerized axial tomography equipment to hospitals and physicians ("Modern Medical"). Mr. Findlay since 1989 has also been co-founder of Technology Services, Inc. a software support company for medical offices and commercial accounts ("Technology Services"). Mr. Findlay from 1986-1989 was President of Advacare, Inc., a practice management and physician billing company. He was co-founder and President of Effective Management Services, Inc., from 1984 to 1986, which provided facilities management and custom programming for hospitals, universities and physician groups. Mr. Findlay from 1984 to 1986 was also co-founder and President of Medical Accounts Management Services, a software development company. Additionally, from 1986 he has been founder and President of Northern New Jersey Medical Management, Inc., a general partner of a diagnostic imaging center. From 1984 to 1986, Mr. Findlay was chief operating officer of NMR of America, Inc., a publicly traded Company engaged in MRI sites. Mr. Findlay from 1972 to 1986 was

President and co-owner of Medical Billing Services. Mr. Findlay will devote his full time to the affairs of the Company.

      Wayne P. Miller has been Vice President, Secretary and Director of the Company since December 1995. Mr. Miller from December 1989 to November 1995 was employed by Modern Medical Modalities Corp., a company that leases magnetic resonance imaging and computerized axial tomography equipment to hospitals and physicians, and then by its wholly owned subsidiary Medical Marketing & Management Inc. as National Marketing/Sales Director. Since 1991 Mr. Miller has been employed by The Physicians Network, a company that provides turnkey medical billing systems to billing companies, hospitals and physicians. From 1991 to 1995, Mr. Miller was an independent consultant providing billing and computerized consulting services to physicians and hospitals. Mr. Miller from 1990 to 1991 was Vice President of Billing for Healthnet a company engaged in the business of physician billing and receivable management. From 1986 to 1990, Mr. Miller was Vice President of Marketing with HealthCare Technologies, a company specializing in total turnkey physician billing solutions. Mr. Miller from 1983 to 1986 was contracted by Health Corp. of the Archdiocese of Newark as Vice President of PrimeMark, to establish a hospital based collection agency for three hospitals and create a physician fee-for-service billing company for the hospitals' billing procedures.

      Louis A. D'Esposito has been Vice President, Chief Financial Officer and Director of the Company since October 1995. From 1993 to 1995, Mr. D'Esposito was the Eastern Regional Manager of DVI Financial Services, Inc., an equipment leasing and finance company specializing in the leasing and financing of high-tech medial equipment. Mr. D'Esposito from 1983 to 1993 was the Regional Manager of U.S. Concord, Inc. a division of the Hong Kong and Shanghai Banking Corporation, also specializing in the leasing and financing of medical equipment.

Executive Compensation

      The following table sets forth the executive compensation and distribution paid to each executive officer of the Company during the Year ended September 30, 1996.

                          EXECUTIVE COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                                  Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------
Name and                                                           Restricted
 Principal              Fiscal                           Other        Stock       Options/    LTIP       All Other
Other Position           Year     Salary    Bonus     Compensation    Awards        SARSs    Payouts    Compensation
--------------------------------------------------------------------------------------------------------------------
Roger Findlay
 President               1996     115,392     --           --           --           --         --           --
 and Director

Wayne P. Miller
 Vice President,         1996      46,153     --           --           --           --         --           --
 Secretary
 and Director

Louis A. D'Esposito
 Vice President,         1996      67,345     --           --           --           --         --           --
 Chief Financial
 Officer and Director
--------------------------------------------------------------------------------------------------------------------

Employment Contracts.

      In May 1995, the Company entered into an employment agreement with Roger Findlay which provides for a two year term of employment, commencing in June 1995 at a salary of $70,000 for each year. The agreement provides that Mr. Findlay will not compete with the Company for a period of twelve (12) months following the termination of his employment with the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date of this Prospectus, and as adjusted to reflect the sale of the Securities offered hereby, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) all directors and officers of the Company as a group.

Name                              Amount
and Address                       and Nature
of Beneficial                     of Beneficial      Percentage of Outstanding
Owner                             Ownership(2)         Shares Presently Owned
-------------------------         -------------      -------------------------
Roger Findlay(1)
95 Madison Avenue
Morristown, NJ                      998,000                     61%

Oak Knoll Management Corp.
Oak Knoll Road
Mendham, NJ 07945                   644,000                     39%

Wayne P. Miller                        --                       --
8 Fredon-Greendale Road
Newton, NJ 07860

Louis A. D'Esposito                    --                       --
29 Glen Drive
Bardonia, NY 10954

Officers and                      1,642,000                    100%
Directors
as a group
(3 Persons)(3)

(1) 644,000 shares of Mr. Findlay's 998,000 shares are owned by Oak Knoll Management Corp. Alice Findlay is the sole Stockholder, Officer and Director of Oak Knoll Management Corp. Alice Findlay is the wife of Roger Findlay, who is a Principal Stockholder, the President and Chairman of the Board of Directors of the Company. Roger Findlay has no affiliation with Oak Knoll Management Corp. and disclaims beneficial ownership of such shares.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Prospectus upon the exercise of warrants or options.

(3) Includes the shares owned by Oak Knoll Management Corp. Roger Findlay has no affiliation with Oak Knoll Management Corp. and disclaims beneficial ownership of the 644,000 shares.

Mr. Findlay may be deemed a "Parent" and "Founder" of the Company as these terms are defined under the Securities Act of 1933, as amended.

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

      The Company was incorporated as R.F. Management Corp. in the State of New York on August 4, 1994, for the purpose of providing free standing or outpatient centers performing ambulatory surgery.

      In August, 1994, the Company issued 560,000 shares of Common Stock (giving effect to the 4-for-1 stock split on December 22, 1994) to Roger Findlay in consideration of Mr. Findlay's payment of $.01 per share. Mr. Findlay subsequently transferred 206,000 shares of Common Stock (giving effect to the 4-for-1 stock split on December 22, 1994) to unaffiliated parties. In August, 1994, the Company also issued an aggregate of 120,000 shares of Common Stock (giving effect to the 4-for-1 stock split on December 22, 1994) to Jan Goldberg and 120,000 shares to Gregory Maccia, in consideration of payment of $.02 per share. Mr. Findlay, Mr. Goldberg and Mr. Maccia may be deemed "Promoters" as that term is defined under the Securities Act of 1933, as amended. There are no additional transactions between Messrs. Findlay, Goldberg and Maccia, except as delivered below.

      In December of 1994, the Company completed an offering of its securities under an exemption pursuant to Regulation D of the Securities Act of 1933. The offering closed on December 15, 1994, with the sale of 350,000 shares of the Company's voting common stock (giving effect to the 4-for-1 stock split on December 22, 1994) at the offering price of $2.00 per share (giving effect to the 4-for-1 stock split on December 22, 1994), that raised an aggregate of $615,995 for the Company.

      In May 1995, the Company entered into a Stock Acquisition Agreement (the "Agreement") with Northern New Jersey Medical Management, Inc. ("Northern") a corporation formed in the State of New Jersey in January 1986 with offices located at 95 Madison Avenue, Morristown, New Jersey 07960. Northern administers and manages a free standing outpatient center performing diagnostic services. The sole officers, directors and principal shareholders of Northern were Roger Findlay and Gregory Maccia, who are officers, directors and principal shareholders of the Company.

      Pursuant to the terms of the Agreement, the Company purchased all of the issued and outstanding shares of common stock of Northern. In consideration, the Company will pay Messrs. Findlay and Maccia an aggregate of $750,000 in accordance with the following terms:

            $150,000 paid upon execution of the agreement; the balance of $600,000 will be paid in the form of a promissory note, with interest at prime plus 1% on the unpaid principal balance, payable as follows:

                  $150,000 on January 30, 1996;
                  $150,000 on January 30, 1997;
                  $150,000 on January 30, 1998;
                  $150,000 on January 30, 1999.

      In the event that the gross annual revenue for any calendar year from 1995-1998 for Northern falls below $200,000 then the payment due on January 30 of the subsequent year will be reduced by 1/3, and the amount left unpaid by reason of such adjustment shall be forfeited. The Company and Northern further agreed, that all payments pursuant to the promissory note will only be distributed from operating revenues and not from the Use of Proceeds of the offering. The Company will not use or finance the purchase of Northern with proceeds from the offering.

      For the past three years, Northern has generated gross revenues of approximately $355,000, $333,002 and $281,445 and net income (loss) of $23,460,
$3,157 and ($10,394) for the years ended September 30, 1995, 1994 and 1993, respectively.

      In addition, both the Company and Northern made standard representations and warranties with respect to their respective operations and affairs. Northern now operates as a wholly owned subsidiary of the Company. Northern further represented and warranted that its present contract in Union, New Jersey will remain in full force and effect for an additional eleven years.

      As a result of the acquisition of Northern, Messrs. Findlay and Maccia have received and will continue to receive financial benefits consisting of aggregate cash payments totalling $750,000. The Company did not obtain a fairness opinion in connection with the Northern purchase price. The Company relied upon its review of historical financial information as well as projected future operation in determining the $750,000 purchase. Accordingly, there is no assurance that unrelated parties would not have paid less for Northern than the Company paid. Neither Mr. Findlay nor Mr. Maccia voted with respect to the Company's acquisition of Northern. Mr. Goldberg, who was not affiliated with Northern, approved the Company's purchase of Northern shares. Mr. Goldberg is an officer and a director of the Company as well as Modern Medical Modalities

Corporation, a company whose other officers and directors are Messrs. Findlay and Maccia.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The financial statements for R.F. Management Corp. and subsidiaries are included in Part II Item 8 - See Index to Financial Statements on Page F.

      (a)(2) The following financial statements for Union Diagnostic Facilities Group, L.P. are submitted herewith:

                                                                     Page
                                                                     ----
      Union Diagnostic Facilities Group, L.P.

      Independent Auditors' Report                                   F-17

      Financial Statements
                 Balance Sheets                                      F-18, F-19
                 Statements of Income                                F-20
                 Statements of Partners' Capital                     F-21
                 Statements of Cash Flows                            F-22
                 Notes to Financial Statements                       F-23, F-27

      (a)(3) The following schedules for the years ended September 30, 1996, 1995 and 1994

      R.F. Management Corp.

      Schedule IV - Indebtedness of and to Related
                    Parties - Not Current                            F-28

      Union Diagnostic Facilities Group, L.P.

      Independent Auditors' Report on Accompanying
      Information                                                    F-29

      Schedule IV - Indebtedness of an to Related
                   Parties - Not Current                             F-30

      Schedule VIII - Valuation and Qualifying Account               F-31

      (a)(4)   Exhibits.  Not Applicable.

      (b)   Reports on Form 8-K. Not Applicable

      (c)   Exhibits. Not Applicable.

                                   Item 14(a)

                          Independent Auditors' Report


To the Partners:
   Union Diagnostic Facilities Group, L.P.

We have audited the accompanying balance sheets of Union Diagnostic Facilities Group, L.P. (a New Jersey limited partnership) as of September 30, 1996 and 1995 and the related statements of income, partners' capital and cash flows for the year ended September 30, 1996, the nine months ended September 30, 1995 and for the year ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Union Diagnostic Facilities Group, L.P. as of September 30, 1996 and 1995 and the results of its operations and its cash flows for the year ended September 30, 1996, the nine months ended September 30, 1995 and for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


/s/ Davenport & Associates, PA

DAVENPORT & ASSOCIATES, PA
Certified Public Accountants


Colonia, New Jersey
November 20, 1996

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                                 Balance Sheets
                           September 30, 1996 and 1995

                                                            1996          1995
                                                          --------      --------
Current Assets:
  Cash and cash equivalents                               $ 27,613      $ 40,908
  Accounts receivable (net of contractual
    allowances and allowances for doubtful
    accounts of $233,569 and $224,835
    (Notes 1 and 4)
  Other current assets                                     409,366       396,175
                                                            17,486         8,766
                                                          --------      --------
    Total current assets
                                                           454,465       445,849
                                                          --------      --------
Fixed Assets (Notes 1 and 2):
    Medical equipment
    Furniture and fixtures                                 282,046       164,276
    Computer equipment                                      11,813         7,091
    Leasehold improvements                                  36,896        34,179
                                                           145,275       123,139
                                                          --------      --------
    Less: accumulated depreciation                         476,030       328,685
                                                           116,463        78,089
                                                          --------      --------
        Net fixed assets
                                                           359,567       250,596
                                                          --------      --------
Other Assets
                                                             7,789         7,364
                                                          --------      --------
        Total Assets
                                                          $821,821      $703,809
                                                          ========      ========

                See accompanying notes to financial statements.

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                                 Balance Sheets
                           September 30, 1996 and 1995

                                                              1996        1995
                                                            --------    --------
Current Liabilities:
  Current maturities of long-term debt (Note 3)             $ 54,180    $ 18,172
  Accounts payable and accrued expenses (Note 8)             245,235     176,770
                                                            --------    --------

    Total current liabilities                                299,415     194,942

Other Liabilities:
  Long-term debt, net of current maturities
    (Note 3)                                                 102,702      56,175
                                                            --------    --------

    Total liabilities                                        402,117     251,117

Commitments and contingencies (Notes 3, 5, 7 and 8)

Partners' capital                                            419,704     452,692
                                                            --------    --------

       Total Liabilities and Partners' Capital              $821,821    $703,809
                                                            ========    ========

                See accompanying notes to financial statements.

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                              Statements of Income
             For the year ended September 30, 1996, the nine months
          ended September 30, 1995 and the year ended December 31, 1994

                                      For the year     For the nine     For the year
                                          ended        months ended        ended
                                      September 30,    September 30,    December 31,
                                          1996             1995             1994
                                       ----------       ----------       ----------
Net revenue (Notes 1 and 4)            $1,642,128       $1,243,165       $1,659,740
                                       ----------       ----------       ----------
Operating expenses:
   Management fees (Note 8)               309,067          277,118          350,362
   Office compensation                    625,220          326,738          450,028
   Payroll taxes                           55,706           34,814           46,036
   Medical supplies                       173,207          143,615          168,053
   Equipment leasing                       27,816            4,067           34,017
   Insurance and employee benefits         61,660           28,741           32,861
   Rent (Note 7)                           63,383           46,997           63,594
   Provision for bad debts                 13,102            8,359           10,894
   Advertising and marketing costs         53,805           36,341           51,359
   Office expense and printing             48,567           36,558           42,992
   Computer costs                           1,200            1,200            2,933
   Postage and courier                     36,402           27,897           23,169
   Professional fees                       17,456           12,456           19,271
   Telephone                               14,828            9,598           14,202
   Utilities                               11,999            8,824           11,393
   Maintenance and repairs                 62,792           36,134           59,304
   Interest expense                        10,706            7,905            6,619
   Miscellaneous expenses and taxes         3,201            6,194            3,422
   Depreciation expense                    38,374           20,324           19,736
                                       ----------       ----------       ----------
Total operating expenses                1,628,491        1,073,880        1,410,245
                                       ----------       ----------       ----------
Net income                             $   13,637       $  169,285       $  249,495
                                       ==========       ==========       ==========

                See accompanying notes to financial statements.

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                         Statements of Partners' Capital
             For the year ended September 30, 1996, the nine months
          ended September 30, 1995 and the year ended December 31, 1994

                                                For the year ended   For the nine months ended   For the year ended
                                                  September 30,            September 30,            December 31,
                                                       1996                     1995                    1994
                                                     --------                 --------                --------
Partners' capital - beginning of period              $452,692                 $389,407                $232,662

Net income during the period                           13,637                  169,285                 249,495
                                                     --------                 --------                --------
                                                      466,329                  558,692                 482,157
Less:  distributions                                   46,625                  106,000                  92,750
                                                     --------                 --------                --------
Partners' capital - end of period                    $419,704                 $452,692                $389,407
                                                     ========                 ========                ========

                See accompanying notes to financial statements.

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                            Statements of Cash Flows
             For the year ended September 30, 1996, the nine months
         ended September 30, 1995, and the year ended December 31, 1994

                                                                           For the nine
                                                    For the year ended     months ended     For the year ended
                                                       September 30,       September 30,        December 31,
                                                            1996               1995                1994
                                                    ------------------     ------------     ------------------
Cash flows from (Note 6):
Operating activities:
  Net income                                            $  13,637           $ 169,285           $ 249,495
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                         38,374              20,324              19,736
      Contractual allowances                                8,734             102,209              66,380
      Changes in operating assets and
        liabilities:
          (Increase) decrease in accounts
            receivable                                    (21,925)           (116,780)           (268,181)
          (Increase) decrease in other current
            assets                                         (5,339)             (8,766)               --
          Increase (decrease) in accounts
            payable                                        68,465              21,047              56,436
                                                        ---------           ---------           ---------
Net cash provided by operating activities                 101,946             187,319             123,866
                                                        ---------           ---------           ---------
Investing activities:
  Additions to fixed assets                              (147,345)            (54,305)            (32,808)
  Increase in other assets                                   (425)               --                  (815)
                                                        ---------           ---------           ---------
Net cash used in investing activities                    (147,770)            (54,305)            (33,623)
                                                        ---------           ---------           ---------
Financing activities:
  Additions to long-term debt                             105,210                --                  --
  Principal repayments of long-term debt                  (26,056)            (10,068)             (8,216)
  Distributions during the period                         (46,625)           (106,000)            (92,750)
                                                        ---------           ---------           ---------
Net cash provided by (used in) financing
  activities                                               32,529            (116,068)           (100,966)
                                                        ---------           ---------           ---------
Net increase (decrease) in cash and cash
  equivalents                                             (13,295)             16,946             (10,723)
Cash and cash equivalents - beginning of
  period                                                   40,908              23,962              34,685
                                                        ---------           ---------           ---------
Cash and cash equivalents - end of period               $  27,613           $  40,908           $  23,962
                                                        =========           =========           =========

                See accompanying notes to financial statements.

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                          Notes to Financial Statements
             For the year ended September 30, 1996, the nine months
          ended September 30, 1995 and the year ended December 31, 1994

1.    Summary of Significant Accounting Policies:

The following is a summary of significant accounting policies employed in the preparation of these financial statements. The policies conform to generally accepted accounting principles and have been consistently applied.

      a.    Line of Business

            Union Diagnostic Facilities Group, L.P. (a New Jersey limited partnership) was formed on October 15, 1986. The Company operates and manages the office of a medical practice.

      b.    Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      c.    Accounts Receivable

            Accounts receivable is stated net of contractual allowances and reserves for uncollectible accounts. Based upon its past history, the Company estimates the amount of the accounts receivable it does not expect to receive. The Company values its uncollected accounts receivable as part of its determination of profit and constantly reviews the valuation. The continuing review and gathering of additional information, as well as changing reimbursement rates, may cause adjustments.

      b.    Fixed Assets

            Fixed assets are stated at cost. Depreciation is provided for by charges to income over the estimated useful lives of the assets by the straight-line method for financial reporting purposes and by accelerated methods for tax reporting purposes. At the time of retirement or other disposition of fixed assets, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in the statement of income. Maintenance, repairs and minor renewals are charged to income as incurred except that expenditures which substantially increase the useful lives of the respective properties are capitalized.

      e.    Revenue Recognition:

            The Company recognizes revenue from services upon performance. The Company reports its revenues and expenses on the accrual basis of accounting for financial statement reporting purposes and on the cash basis for income tax reporting purposes.

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                          Notes to Financial Statements
             For the year ended September 30, 1996, the nine months
          ended September 30, 1995 and the year ended December 31, 1994

1.    Summary of Significant Accounting Policies (continued):

      f.    Income Taxes:

            The Company is organized as a limited partnership. Under this form of organization, the earnings or losses are passed on directly to the partners; therefore, there is no provision for federal or state income taxes.

2.    Depreciation:

The principal rates used in calculating depreciation are as follows:

                                Class                       Rates per Annum
                      ---------------------------       -----------------------

                      Medical equipment                          10%
                      Furniture and fixtures                     10%
                      Computer equipment                        14.3%
                      Leasehold improvements                  2.5% - 10%

3.    Long-Term Debt:


Long-term debt at September 30, 1996 and 1995 and December 31, 1994 consisted of the following:

                                              September 30,  September 30,  December 31,
                                                  1996           1995          1994
                                              ------------   ------------   -----------
Note payable in monthly installments of
principal and interest of $386, with
interest at 6.81% on the acquisition of
insurance, due in June 1997, unsecured,
net of interest                                 $  3,005        $  --          $  --

Note payable in monthly installments of
principal and interest of $2,061 with
interest at 12% per annum, due in May 1999,
secured by medical equipment, net of
interest                                          56,175         74,347         84,415

Note payable in monthly installments
of principal and interest of $3,444
with interest at 11% per annum, due
in June 1999, secured by medical
equipment, net of interest                        97,702           --             --
                                                --------        -------        -------

Net indebtedness                                 156,882         74,347         84,415
Less:  amounts due within one year                54,180         18,172         15,411
                                                --------        -------        -------

Long-term debt, net of current maturities       $102,702        $56,175        $69,004
                                                ========        =======        =======

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                          Notes to Financial Statements
             For the year ended September 30, 1996, the nine months
          ended September 30, 1995 and the year ended December 31, 1994

3.    Long-Term Debt (continued):

The future principal payments for long-term debt as of September 30, 1996 and 1995 and December 31, 1994 are as follows:

                                September 30,    September 30,   December 31,
                                    1996             1995           1994
                                ------------     ------------    -----------
             1995                 $   --           $  --           $15,411
             1996                     --            18,172          17,367
             1997                   54,179          18,998          19,575
             1998                   57,312          21,412          22,062
             1999                   45,391          15,765          10,000
                                  --------         -------         -------
Total future minimum principal
          payments                $156,882         $74,347         $84,415
                                  ========         =======         =======


4.    Operating Revenues:

Revenues from services to physicians are recorded at a percentage of the physicians' established rates under contractual agreements between the Company and the physicians. Under these agreements, the Company participates, on the same percentage basis, with adjustments, known as contractual allowances, under third party reimbursement agreements with the physicians deducted to arrive at net revenue from services. A schedule of revenue and contractual allowances for the year ended September 30, 1996, the nine months ended September 30, 1995 and for the year ended December 31, 1994 is as follows:

                                      September 30,  September 30,  December 31,
                                          1996           1995          1994
                                      ------------   ------------   -----------
   Revenues from services              $2,620,190     $1,671,733     $2,178,708

   Less:  Contractual allowances          978,062        428,568        518,968
                                       ----------     ----------     ----------

   Net revenue from services           $1,642,128     $1,243,165     $1,659,740
                                       ==========     ==========     ==========

5.    Reimbursement Contingencies:

The physicians with which the Company contracts, operate under various payment systems with third party payors. A substantial portion of the Company's revenue is attributable to payments made by government-sponsored health care programs and other third party payors. Any change in reimbursement regulations, or the enactment of legislation, which would have the effect of placing material limitations on the amount of reimbursement for imaging services, could adversely affect the operations of the Company. In addition, health care reimbursement programs are not uniformly prompt in making required payments. Extensive payment delays are not uncommon, and the Company's financial resources could be strained while awaiting payment.

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                          Notes to Financial Statements
             For the year ended September 30, 1996, the nine months
          ended September 30, 1995 and the year ended December 31, 1994

6.    Statements of Cash Flows:

The Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 95, "Statement of Cash Flows", for financial reporting purposes. The statements of cash flows are presented for the year ended September 30, 1996, the nine month period ended September 30, 1995 and for the year ended December 31, 1994. These statements present cash flow information as well as the required supplemental information and the effects of non-cash transactions during the periods and years presented.

The Company had non-cash investing and financing activity transactions during the year ended September 30, 1996, the nine month period ended September 30, 1995 and for the year ended December 31, 1994.

Supplemental disclosures of cash flow information for the year ended September 30, 1996, the nine month period ended September 30, 1995 and for the year ended December 31, 1994 are as follows:

                                    September 30,  September 30,  December 31,
                                        1996           1995          1994
                                    ------------   ------------   -----------
Cash paid during the year for:
   Interest                           $10,706        $7,160        $ 6,619
   Income taxes                          --            --             --

Non-cash transaction:
   Equipment additions by notes
     payable                             --            --           92,631
   Insurance additions by notes
     payable                            3,381          --             --

7.    Lease:

The Company leased a facility under a five-year non-cancelable operating lease which expired in March 1995. The facility is located in Union, New Jersey and required monthly rental payments of $4,006 plus specified operating costs. The lease was renewed for an additional five-year period expiring March 2000 and requires a monthly rental of $4,945 plus specified operating costs. Future minimum annual lease payments as of September 30, 1996 for each of the next five years are as follows:

                      1997                            $ 59,340
                      1998                              59,340
                      1999                              59,340
                      2000                              29,670
                                                      --------
      Total future minimum rental payments            $207,690
                                                      ========

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                          Notes to Financial Statements
             For the year ended September 30, 1996, the nine months
          ended September 30, 1995 and the year ended December 31, 1994

8.    Related Party Transactions:

Management Agreement - the Company entered into a Management agreement with its only general partner, Northern New Jersey Medical Management, Inc. ("Northern") to manage the limited partnership. Northern's duties include contract negotiations, site selection, equipment procurement, construction, office personnel and physician staffing, office management, patient scheduling, patient billing, cash collections, personnel management and marketing. Management fees payable of $185,698, $100,118 and $100,877 are included in accounts payable and accrued expenses at September 30, 1996 and 1995 and December 31, 1994, respectively.

9.    Reporting Period:

Effective January 1, 1995, the Company elected to change its reporting period from December 31 to September 30 for financial statement purposes.

                                   Schedule IV

                              R.F. MANAGEMENT CORP.

           Supplemental Schedule to Consolidated Financial Statements
              For the years ended September 30, 1996, 1995 and 1994

              Indebtedness of and to Related Parties - Not Current

                                 Balance at      Indebtedness of        Balance
Name of person                   Beginning    Additions   Deductions     at End
--------------                   ----------   ---------   ----------    -------
Stockholders

For the year ended
  September 30, 1996             $450,000     $   --       $150,000     $300,000

For the year ended
  September 30, 1995               61,200      450,000       61,200      450,000

For the year ended
  September 30, 1994               79,370         --         18,170       61,200

            Independent Auditors' Report on Accompanying Information

Our audits of the basic financial statements as of September 30, 1996 and 1995 and December 31, 1994 and for the periods then ended, were made for the purpose of forming an opinion on these financial statements taken as a whole. The information included in Schedules IV and VIII (as required by Regulation S-X) is presented for the purpose of additional analysis, and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.


/s/ Davenport & Associates, PA

DAVENPORT & ASSOCIATES, PA
Certified Public Accountants


Colonia, New Jersey
November 20, 1996

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                  Supplemental Schedule to Financial Statements
             For the year ended September 30, 1996, the nine months
          ended September 30, 1995 and the year ended December 31, 1994

Schedule IV

Indebtedness of and to Related Parties - Not Current

                                                                  Indebtedness to
                                                Balance at    -----------------------     Balance
Name of person                                  Beginning     Additions    Deductions      at End
--------------                                  ---------     ---------    ----------     --------
Northern New Jersey Medical Management, Inc.
For the year ended September 30, 1996            $100,118     $ 100,392     $  14,812     $185,698
                                                 ========     =========     =========     ========
For the nine months ended September 30, 1995     $100,877     $    --       $     759     $100,118
                                                 ========     =========     =========     ========
For the year ended December 31, 1994             $ 83,369     $  17,508     $    --       $100,877
                                                 ========     =========     =========     ========

                     UNION DIAGNOSTIC FACILITIES GROUP, L.P.
                  Supplemental Schedule to Financial Statements
             For the year ended September 30, 1996, the nine months
          ended September 30, 1995 and the year ended December 31, 1994

Schedule VIII

Valuation and Qualifying Accounts

                                           Balance at     Charged to    Charged                    Balance at
                                          Beginning of    Costs and     to Other                     End of
            Description                      Period        Expenses     Accounts     Deductions      Period
-------------------------------------     ------------    ----------    --------     ----------    ----------
Contractual allowances and
    allowances for doubtful accounts
For the year ended September 30, 1996       $224,835       $  8,734       $--           $--         $233,569
                                            ========       ========       ====          ====        ========
For the nine months ended
   September 30, 1995                       $122,626       $102,209       $--           $--         $224,835
                                            ========       ========       ====          ====        ========
For the year ended December 31, 1994        $ 56,246       $ 66,380       $--           $--         $122,626
                                            ========       ========       ====          ====        ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    R.F. MANAGEMENT CORP.

By  /s/Roger Findlay
    ---------------------------------------------
       Roger Findlay
       Chairman of the Board of Directors,
       President and Principal Executive Officer

Date January 29, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/Roger Findlay
    ---------------------------------------------
       Roger Findlay
       Chairman of the Board of Directors,
       President and Principal Executive Officer

Date January 29, 1997

                                      * * *


By  /s/Wayne P. Miller
    ---------------------------------------------
       Wayne P. Miller
       Director, Vice President and Secretary

Date January 29, 1997

                                      * * *


By  /s/Louis A. D'Esposito
    ---------------------------------------------
       Louis A. D'Esposito
       Director, Vice President and
       Chief Financial Officer

Date January 29, 1997