Form 10-Q
period 1996-12-31
R F MANAGEMENT CORP
filed 1997-03-04
CIK 934011

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20549



                                      FORM 10-Q


(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   (x)                  OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended                 December 31, 1996
                                   --------------------------------------------

                                          OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ( )                  OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ______________________ to __________________

    Commission File Number    0-26488
                           ----------------------------------------------------

                               R.F. Management Corp.
    ---------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   New York                                   22-3318886
    ---------------------------------------------------------------------------
       (State of other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)

    95 Madison Avenue, Suite 301, Morristown, N.J.               07960
    ---------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code      (201) 292-2833
                                                       ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                Class                           Outstanding at December 31, 1996
Common stock, par value $.0001 per share                  3,327,500 shares

                                R.F. MANAGEMENT CORP.

                                  DECEMBER 31, 1996
                                     (Unaudited)


                                      I N D E X
                                      ---------
                                                                        Page No.
                                                                        --------

PART I - Financial Information:

         Item 1.   Financial Statements:

         Consolidated Balance Sheets as at December 31, 1996 (Unaudited)
           and September 30, 1996 . . . . . . . . . . . . . . . . . .     3-4

         Consolidated Statements of Operations
           For the Three Months Ended December 31, 1996
              and 1995 (Unaudited). . . . . . . . . . . . . . . . . .      5

         Consolidated Statements of Cash Flows
           For the Three Months Ended December 31, 1996
              and 1995 (Unaudited). . . . . . . . . . . . . . . . . .      6

         Notes to Consolidated Financial Statements (Unaudited) . . .     7-11


         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  .    12-14


PART II -     Other Information

         Item 15   Legal Proceedings    . . . . . . . . . . . . . . .     15

         Item 2    Changes in Securities    . . . . . . . . . . . . .     15

         Item 3    Defaults upon Senior Securities    . . . . . . . .     15

         Item 4    Submission of Matters to a Vote of Security Holders    15

         Item 5    Other Information  . . . . . . . . . . . . . . . .     15

         Item 6    Exhibits and Reports on Form 8-K . . . . . . . . .     15


Signatures          . . . . . . . . . . . . . . . . . . . . . . . . .     16

Exhibit 11.1        . . . . . . . . . . . . . . . . . . . . . . . . .     17

                                R.F. MANAGEMENT CORP.

                             CONSOLIDATED BALANCE SHEETS







                                     A S S E T S
                                     -----------




                                                   December 31,  September 30,
                                                       1996          1996
                                                   ---------------------------
                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                          $ 1,485,041    $2,258,333
 Certificate of deposit                                 413,263       408,266
 Accounts receivable                                  1,847,164       296,893
 Due from affiliate                                        -           19,743
 Loans receivable                                       388,030          -
 Deferred income taxes                                  268,878       218,798
 Other current assets                                   171,970       101,210
                                                    -----------    ----------
     Total current assets                             4,574,346     3,303,243
                                                    -----------    ----------


Other assets:
 Equipment (net of accumulated depreciation
     of $498,109 and $24,969, respectively)           5,907,183       130,730
 Investment in limited partnership                       10,243        11,120
 Investment in joint venture                            350,000       350,000
 Deferred consulting fees                               985,104          -
 Deposits and other assets                              137,342        80,866
 Goodwill                                             1,040,183          -
 Organization costs (net of accumulated
     amortization of $5,974 and $76, respectively)       20,463           192
                                                    -----------    ----------
     Total other assets                               8,450,518       572,908
                                                    -----------    ----------

                                                    $13,024,864    $3,876,151
                                                    -----------    ----------
                                                    -----------    ----------



                   See notes to consolidated financial statements.

                                R.F. MANAGEMENT CORP.

                             CONSOLIDATED BALANCE SHEETS







                         LIABILITIES AND STOCKHOLDERS' EQUITY




                                                    December 31,  September 30,
                                                        1996           1996
                                                    ------------  -------------
                                                     (Unaudited)
Current liabilities:
 Lines of credit                                     $   445,000   $  167,700
 Accounts payable                                        363,310       47,505
 Accrued expenses                                        555,877       32,766
 Due to affiliates                                       589,776         -
 Notes payable - current portion                       1,392,642         -
 Notes payable - stockholders                            150,000      150,000
                                                     -----------   ----------
       Total current liabilities                       3,496,605      397,971
                                                     -----------   ----------

Other liabilities:
 Notes payable - net of current portion                5,199,196         -
 Notes payable - stockholders                            300,000      300,000
 Consulting fees payable                               1,008,811         -
                                                     -----------   ----------
       Total other liabilities                         6,508,007      300,000
                                                     -----------   ----------

Minority interest in equity of subsidiaries               62,538         -

Commitments and contingency

Stockholders' equity:
 Common stock - $0.0001 par value
   Authorized             - 15,000,000 shares
   Issued and outstanding -  3,327,500 and
     3,327,500 shares, respectively                          333          333
 Additional paid-in capital                            4,123,641    4,123,641
 Deficit                                            (  1,166,260) (   945,794)
                                                     -----------   ----------
       Total stockholders' equity                      2,957,714    3,178,180
                                                     -----------   ----------

                                                     $13,024,864   $3,876,151
                                                     -----------   ----------
                                                     -----------   ----------



                   See notes to consolidated financial statements.

                                R.F. MANAGEMENT CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)







                                                     For the Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         1996           1995
                                                      -----------   ------------

Revenues:
 Management fees                                      $  680,818   $  121,656
                                                      ----------   ----------

Costs and expenses:
 Operating expenses                                      963,610      419,708
 Interest                                                 15,099       15,938
 Depreciation and amortization                             7,028        2,354
 Interest income                                     (    37,976) (    60,295)
                                                      ----------   ----------
Total costs and expenses                                 947,761      377,705
                                                      ----------   ----------

Loss from operations before credit
 for income taxes                                    (   266,943) (   256,049)

Credit for income taxes                              (    49,213) (    16,527)
                                                      ----------   ----------

Loss from operations before
 partnership income (loss)                           (   217,730)  (  239,522)

Income (loss) from a limited partnership -
 net of income taxes                                 (       519)       1,663
                                                      ----------   ----------

Loss before minority interests                       (   218,249) (   237,859)

Minority interest in income from subsidiaries              2,217         -
                                                      ----------   ----------

Net loss                                             ($  220,466) ($  237,859)
                                                      ----------   ----------
                                                      ----------   ----------



Primary
 Weighted average shares outstanding                   3,327,500    3,327,500
                                                       ---------    ---------
                                                       ---------    ---------

 Loss per share amounts                              ($     0.07) ($     0.07)
                                                      ----------   ----------
                                                      ----------   ----------




                   See notes to consolidated financial statements.

                                R.F. MANAGEMENT CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                             For the Three Months Ended
                                    December 31,
                                                         1996         1995
Cash flows from operating activities:
 Net loss                                            ($  220,466) ($  237,859)
                                                      ----------   ----------
 Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                           7,028        2,354
   Deferred income taxes                             (    50,080) (    10,507)
   Investment in limited partnership                         877  (     1,663)
   Minority interest in income from subsidiaries           2,217         -
   Consulting fees                                        23,707         -
 Increase (decrease) in cash flows as a result of
     changes in asset and liability account balances:
   Accounts receivable                               ( 1,550,271) (    70,755)
   Other current assets                              (    70,760)       2,288
   Organization costs                                (    20,263)        -
   Accounts payable and accrued expenses                 838,916       29,255
   Income taxes payable                                     -     (     3,825)
                                                      ----------   ----------
 Total adjustments                                   (   818,629) (    52,853)
                                                      ----------   ----------

Net cash used in operating activities                ( 1,039,095) (   290,712)
                                                      ----------   ----------

Cash flows from investing activities:
 Equipment additions                                 ( 5,783,309) (    48,041)
 Increase in minority interest                            60,321         -
 Acquisition of goodwill                             ( 1,040,183)        -
 Investment in certificate of deposit                (     4,997)        -
 Note receivable                                            -     (     1,275)
 Increase in loans receivable                        (   388,030)        -
 Deposits and other assets                           (    56,476) (     3,800)
                                                      ----------   ----------
Net cash used in investing activities                ( 7,212,674) (    53,116)
                                                      ----------   ----------

Cash flows from financing activities:
 Advances from affiliates                                609,519         -
 Increase in notes payable                             6,591,658         -
 Advances from lines of credit                           277,300         -
                                                      ----------   ----------
Net cash provided by financing activities              7,478,477         -
                                                      ----------   ----------

Net decrease in cash and cash equivalents            (   773,292) (   343,828)

Cash and cash equivalents - beginning                  2,258,333    4,620,520
                                                      ----------   ----------

Cash and cash equivalents - ending                    $1,485,041   $4,276,692
                                                      ----------   ----------
                                                      ----------   ----------

Supplemental Information:
 Cash paid during the period:
   Income taxes                                       $      449   $     -
                                                      ----------   ----------
                                                      ----------   ----------
   Interest                                           $   15,099   $   13,758
                                                      ----------   ----------
                                                      ----------   ----------

Noncash transactions:
 Investment in foreign joint venture
   and related accounts payable                       $     -      $  350,000
                                                      ----------   ----------
                                                      ----------   ----------
 Acquisition of consulting services in connection
   with an asset purchase, resulting in the following:
     Deferred consulting fees                         $  998,979   $     -
                                                      ----------   ----------
                                                      ----------   ----------
     Consulting fees payable                          $  998,979   $     -
                                                      ----------   ----------
                                                      ----------   ----------


                   See notes to consolidated financial statements.

                                R.F. MANAGEMENT CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1996
                                     (Unaudited)



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES.

          The consolidated balance sheet as of December 31, 1996 and the consolidated statements of operations and cash flows for the three months ended December 31, 1996 and 1995 have been prepared by the Company and are presented herein without audit.

          In the opinion of management, the accompanying financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's consolidated results for the interim periods being presented.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Financial Statement filed on Form 10-K for the year ended September 30, 1996, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements included therein.

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

          The results of operations and cash flows for the three months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  INCOME (LOSS) PER COMMON SHARE.

          Income (loss) per common share is computed by dividing the net income
     (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period.

NOTE 3 -  RELATED PARTY TRANSACTIONS.

          The Company maintains an office at 95 Madison Avenue, Suite 301, Morristown, New Jersey. Expenses incurred in the operation of the Company's office facility including rent, telephone and office expenses are allocated to numerous businesses which share the facility. The allocations are based on usage and revenues. Management believes that the allocations are reasonable and proper. The allocated expenses for the three months ended December 31, 1996 and 1995 aggregated $14,900 and $15,944, respectively.

          The Company entered into an agreement with an affiliated company to provide marketing services to the Company. For the three months ended December 31, 1996 and 1995, compensation for these services totalled $4,500 and $1,400, respectively.

          The Company has entered into an agreement with two affiliated companies to finance a portion of their accounts receivable. Loans receivable under the agreements amounted to approximately $127,000 and $111,000 at December 31, and September 30, 1996, respectively.

          Included in other assets, the Company has an outstanding note receivable from one of its officers for approximately $24,000. The conditions and repayment terms of the note have not yet been determined.

NOTE 5 -  INVESTMENT IN A LIMITED PARTNERSHIP.

          The Company has a one percent (1%) ownership in Union Diagnostic Facilities Group, L.P. The investment is recorded on the equity method since the Company is the only general partner. The Company's duties include contract negotiations, site selection, equipment procurement, construction, office personnel and physician staffing, office management and marketing. The Company records its investments in the limited partnership and its income from the limited partnership monthly.

          The following is a summary of condensed financial data from the financial statements of the limited partnership in which the Company has an investment at December 31, 1996 (unaudited) and September 30, 1996:
                               Total     Long-Term      Total           Total
                               Assets      Debt       Liabilities      Capital
                              --------  -----------   -----------     --------
December 31, 1996 (unaudited) $777,370  $   88,977      $471,908      $305,462
September 30, 1996             821,822     102,702       402,117       419,704

                                     Assets                 Liabilities
                              ---------------------   -----------------------
                               Current  Non-Current    Current   Non-Current
                              --------  -----------  ----------  -----------
December 31, 1996 (unaudited) $418,796  $  358,574     $382,931    $ 88,977
September 30, 1996             454,465     367,356      299,415     102,702

                                                         Net      Allocation
                                           Net          Income     of income
                                         Revenues       (Loss)      (Loss)
                                        ----------   -----------  ----------
For the three months ended
  December 31, 1996 (unaudited)         $  345,235     ($ 87,742) ($    877)
For the year ended September 30, 1996    1,642,128        13,637        135

          Gross profit and income from continuing operations does not differ from net income. The partnership has no redeemable securities or minority interest.

NOTE 6 -  ACQUISITIONS.

          On May 31, 1995, R.F. Management Corp. (R.F.) acquired one hundred percent (100%) of the outstanding shares (one hundred (100) shares of no par value common stock) of Northern New Jersey Medical Management, Inc. ("Northern"), a New Jersey Corporation, engaged in the management of a medical diagnostic facility in Union, New Jersey. The terms of the agreement call for a payment of one hundred and fifty thousand dollars ($150,000) and a six hundred thousand dollar ($600,000) note, which bears interest at prime plus one percent (1%) and requires principal payments of one hundred and fifty thousand dollars ($150,000), plus accrued interest, on January 30, 1996, 1997, 1998 and 1999. The annual principal payments are subject to a one-third (1/3) reduction in the event that the gross revenues of Northern fall below two hundred thousand dollars ($200,000) per annum. The Company accounted for the business combination in a manner similar to a pooling of interest due to the stockholders' common control of both R.F. and Northern.

          On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of December 31, 1996, $350,000 is reflected as an investment in joint venture.

          On November 15, 1996, the Company acquired a 75% interest in Mobiletec, Inc. ("Mobiletec"), a newly formed entity incorporated in the State of New Jersey. Mobiletec provides mobile M.R.I. facilities to doctors, hospitals and medical groups for which it receives a per-test fee. The results of operations from its inception are included in these consolidated financial statements.

          On December 1, 1996, the Company acquired certain assets and assumed certain liabilities from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are used to provide radiation therapy services and are located in Voorhees, New Jersey and Havertown and Langhorne, Pennsylvania. The purchase price for these assets was $3,700,000. The Company also assumed certain notes payable totalling approximately $837,000. The fair value of the assets acquired aggregated approximately $3,635,000. The difference between the purchase price and the fair value of the assets, net of liabilities assumed, resulted in the creation of goodwill of approximately $902,000. In connection with the acquisition, the Company has arranged for financing of the purchase price aggregating $3,500,000, in the form of installment notes, payable in 60 monthly installments including interest at 11.6%, totalling approximately $77,150 per month. Repayment of these notes is to commence March 1, 1997.

          On December 27, 1996, the Company acquired 65% of the outstanding capital stock of Empire State Imaging Associates, Inc. ("Empire"), a New York corporation, from an affiliated company for a total of $250,000. Empire operates an imaging center which provides non-claustrophobic MRI, CT scanning, mammography, ultrasound and x-ray services. As part of the purchase price, the Company issued an installment note, in the principal sum of $225,000, payable in nine monthly installments plus interest at prime plus 1% on the unpaid balance.

NOTE 7 -  LINE OF CREDIT.

          On April 30, 1996, the Company entered into a one year $400,000 line of credit agreement with a bank. Interest is payable on a quarterly basis at prime plus one percent. The line is collateralized by a certificate of deposit which matures on April 30, 1997. As of December 31, 1996, the amount outstanding under this line of credit amounted to $400,000.


NOTE 8 -  COMMITMENTS AND CONTINGENCY.

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

          On December 1, 1996, in connection with the aforementioned asset purchase agreement, the Company entered into a consulting agreement with Luther W. Brady, M.D. The agreement is for a period of six years and calls for Dr. Brady to provide the Company with a variety of consulting services. For his services, the Company has agreed to pay Dr. Brady $250,000 a year for an aggregate of $1,500,000, payable in equal monthly installments of $20,833 and commencing on the date of this agreement. The parties to the agreement have verbally agreed to defer the commencement of the payments until August 27, 1997. Under the terms of the agreement, the Company is obligated to pay the fee to Dr. Brady, his designees or his heirs regardless of his ability to render such services.

     Therefore, the Company has recorded a liability, discounted at 11.6% to its present value, which at December 31, 1996 amounted to approximately $1,009,000 and a non-current asset for consulting services, which amounted to approximately $985,000 at December 31, 1996.

          The Company has recognized consulting fees in connection with this agreement which amounted to $23,707 for the three months ended December 31, 1996.

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

INTRODUCTION

R.F. Management Corp. (the "Company") was formed in August of 1994, for the purpose of establishing, administering and managing free-standing outpatient ambulatory surgery centers. The Company is responsible for the day to day management of the site, including hiring and selection of non-medical employees, marketing and the responsibility of all computer operations at the site.
Medical professionals employed at the Center provide all medical and diagnostic services at the site. The Company is not engaged in the practice of medicine.

On May 31, 1995, the Company acquired 100% of the outstanding shares of Northern New Jersey Medical Management, Inc. ("Northern") in a business combination accounted for as a pooling of interests. Northern, a New Jersey corporation formed in 1986, is engaged in the management of a diagnostic imaging center located in Union, New Jersey. All references to the Company's prior operating history relates to the operations of Northern.

On December 27, 1995, R.F. acquired 40% of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a 51% interest in the property owned or leased by its subsidiaries for $350,000. Mobile Medical Services Limited provides mobile MRI, CT, Lithotripsy and Cardiac Catheterization services in the Netherlands, United Kingdom, Italy and Germany. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of December 31, 1996, $350,000 is reflected as an investment in joint venture.

On March 20, 1996, the Company formed a wholly-owned subsidiary, R.F. Management Corp. of Toms River ("RFTR"), a New Jersey corporation, who in July 1996 entered into a lease and management service agreement with Surgical Associates, PA.
This agreement is to commence upon the completion of the construction of a one room surgical suite.

On May 30, 1996, the Company entered into a five year lease and management service agreement with Associates in Otolaryngology of New Jersey, PA. This agreement is to commence upon the completion of the construction of a one room surgical suite.

On November 15, 1996, the Company acquired a 75% interest in Mobiletec, Inc. ("Mobiletec"), a newly formed entity incorporated in New Jersey. Mobiletec provides mobile MRI facilities to doctors, hospitals and medical groups for which it receives a per-test fee. Mobiletec's results of operations have been included in the consolidated financial statements.

On December 1, 1996, the Company acquired certain assets and assumed certain liabilities from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are employed in the operation of three radiation treatment centers located in Voorhees, New Jersey and Havertown and Langhorne, Pennsylvania. The Company acquired the assets for $3,700,000 and also assumed certain liabilities totalling approximately $837,000. The transaction resulted in the creation of goodwill of approximately $902,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On December 27, 1996, the Company acquired 65% of the outstanding capital stock of Empire Imaging Associates, Inc. ("Empire"), a New York corporation, from an affiliated company for $250,000. Empire operates an imaging center in Yonkers, New York which provides non-claustrophobic MRI, CT scanning, mammography, ultrasound and x-ray services. The transaction resulted in the creation of goodwill of approximately $138,000.

The Company has entered into letters of intent to administer free standing ambulatory surgical centers with the following: Ambulatory Surgery Center of Morris County, Inc., D/B/A Rigdedale Surgery Center on February 24, 1996, Middlesex Ambulatory Surgical Center (East Brunswick, New Jersey) on March 26, 1996, Ocean OB/GYN Associates (Toms River, New Jersey) on July 15, 1995, Michael Schalet, D.O. (Morristown, New Jersey) on June 21, 1995, Monica Mehta, M.D. and
H. Shah, M.D. (Jersey City, New Jersey) on October 4, 1995, M. Fateh, M.D. (Millburn, New Jersey) on July 13, 1995, N.S. Botros, M.D. (Bayonne, New Jersey) on October 25, 1995, and Rameth Tandon, M.D. (Montville, New Jersey) on April 10, 1996.

                   THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO
                         THREE MONTHS ENDED DECEMBER 31, 1995.

RESULTS OF OPERATIONS

Management fees increased $559,162 (460.0%) to $680,818 for the three months ended December 31, 1996 as compared to the comparable period in 1995. The increase in fees is attributable to the acquisitions of the three radiation centers ($406,000) and the majority interest in Mobiletec ($128,000) in December and November 1996, respectively.

Operating expenses increased $543,902 (130.0%) to $963,610 in 1996 as compared to 1995. Of the increase, $299,677 and $119,475 are attributable to the Company's new operations of the radiation centers and Mobiletec, respectively. An additional $23,707 was attributable to a new consulting agreement entered into by the Company in December 1996 with Luther Brady, M.D. The balance of the increase is primarily attributable to additional personnel costs as the Company continues to seek expansion opportunities.

Interest income decreased $22,319 (37.0%) to $37,976 in 1996 as compared to 1995. This decrease is directly attributable to the Company's use of available funds as it seeks to expand its operations.

Net loss for the three months ended December 31, 1996 was $220,466 as compared to a loss of $237,859 for the comparable period in 1995, a decrease of $17,393 (7.3%). The decreased loss is primarily attributable to a $32,686 increase in the credit for income taxes in 1996 as compared to 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a decrease in cash and cash equivalents for the three months ended December 31, 1996 totalling $773,292. Of this total, $1,039,095 was used in operations for the Company. In addition to the net loss, the Company used $1,550,271 in increasing accounts receivable, partially offset by an increase of $838,916 in accounts payable and accrued expenses. Both of these increases are directly attributable to the acquisitions made by the Company during the period.

The Company used $7,212,674 in investing activities during the period, comprised primarily of equipment additions of $5,783,309, the acquisition of goodwill of $1,040,183 and an increase in loans receivable of $388,030. These increases are also primarily attributable to the acquisitions made by the Company during the period.

The Company obtained $7,478,477 from financing activities during the period. Notes payable increased $6,591,658, including three new notes created for the acquisition of the radiation centers totalling $3,500,000. The balance of the notes payable were assumed in the Company's acquisitions. The Company also received an additional $277,300 under a line of credit with a bank. Advances from affiliates of the Company increased by $609,519 during the period.

The Company has working capital at December 31, 1996 of $1,077,741 as compared to working capital of $2,905,272 at September 30, 1996. The decrease is primarily attributable to the Company's rapid expansion during the current period.

The Company believes that it has sufficient capital resources to support its operations and begin its proposed surgical center operations during the next twelve months. The Company believes that its new acquisitions will provide it with positive cash flow which will assist the Company in its continued expansion plans. The Company also plans to continue to seek additional financing for its expansion, on terms which are favorable to the Company.

There are no other known trends, demands, commitments or events that will impact the Company's results of operations, liquidity and/or capital resources.

                             PART II - Other Information




     Item 1    Legal Proceedings
               Not applicable.


     Item 2    Changes in Securities
               Not applicable.


     Item 3    Defaults upon Senior Securities
               Not applicable.


     Item 4    Submission of Matters to a Vote of Security Holders
               Not applicable.


     Item 5    Other Information
               Not applicable.

     Item 6    Exhibits and Reports on Form 8-K:

               (a) Exhibits:
               11.1  Computation of per share earnings


               (b) Reports on Form 8-K:


                 No reports on Form 8-K were filed by the Registrant during the quarterly period ended December 31, 1996

                                      SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   R.F. Management Corp.
                                   --------------------------
                                   (Registrant)




Date: March 3, 1997                /s/Roger Findlay
                                   --------------------------
                                   Roger Findlay, President
                                   Chief Executive Officer




Date: March 3, 1997                /s/Louis D'Esposito
                                   --------------------------
                                   Louis D'Esposito
                                   Chief Financial Officer