Form 10-Q
period 1997-03-31
R F MANAGEMENT CORP
filed 1997-05-22
CIK 934011

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20549



                                      FORM 10-Q


(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   (x)                  OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended                 MARCH 31, 1997
                                   ------------------------------------------
                                          OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ( )                  OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from                     to
                                   -------------------    -------------------

    Commission File Number    0-26488
                           --------------------------------------------------

                               R.F. MANAGEMENT CORP.
    -------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   NEW YORK                                   22-3318886
    -------------------------------------------------------------------------
       (State of other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)

    95 MADISON AVENUE, SUITE 301, MORRISTOWN, N.J.               07960
    -------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code      (201) 292-2833
                                                       ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                CLASS                          OUTSTANDING AT MAY 21, 1997
----------------------------------------    ----------------------------------

Common stock, par value $.0001 per share              3,460,833 shares

                                R.F. MANAGEMENT CORP.

                                    MARCH 31, 1997
                                     (Unaudited)


                                      I N D E X
    PAGE NO.

PART I - Financial Information:

    Item 1.   Financial Statements:

    Consolidated Balance Sheets as at March 31, 1997 (Unaudited)
       and September 30, 1996 . . . . . . . . . . . . . . . . . . . .    3-4

    Consolidated Statements of Operations
       For the Six and Three Months Ended March 31, 1997
         and 1996 (Unaudited) . . . . . . . . . . . . . . . . . . . .     5

    Consolidated Statements of Cash Flows
       For the Six Months Ended March 31, 1997
         and 1996 (Unaudited) . . . . . . . . . . . . . . . . . . . .     6

    Notes to Consolidated Financial Statements (Unaudited). . . . . .    7-12


    Item 2.Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . .   13-16


PART II -   Other Information

    Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . .     17

    Item 2  Changes in Securities . . . . . . . . . . . . . . . . . .     17

    Item 3  Defaults upon Senior Securities . . . . . . . . . . . . .     17

    Item 4  Submission of Matters to a Vote of Security Holders . . .     17

    Item 5  Other Information . . . . . . . . . . . . . . . . . . . .     17

    Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .     17


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

Exhibit 11.1. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

                                R.F. MANAGEMENT CORP.

                             CONSOLIDATED BALANCE SHEETS




                                     A S S E T S




                                                    March 31,    September 30,
                                                      1997           1996
                                                  ------------   -------------
                                                  (Unaudited)

Current assets:
  Cash and cash equivalents                        $   274,147     $2,258,333
  Certificates of deposit                              719,303        408,266
  Accounts receivable                                2,845,678        296,893
  Due from affiliate                                      -            19,743
  Loans receivable                                     445,250           -
  Deferred income taxes                                348,113        218,798
  Other current assets                                 905,518        101,210
                                                   -----------     ----------
     Total current assets                            5,538,009      3,303,243
                                                   -----------     ----------

Other assets:
  Loans receivable - non-current                       432,008           -
  Equipment (net of accumulated depreciation
     of $1,004,533 and $24,969, respectively)        6,363,065        130,730
  Investment in limited partnership                     10,886         11,120
  Investment in joint venture                          350,000        350,000
  Deferred consulting fees                             943,480           -
  Deposits and other assets                            418,788         80,866
  Goodwill                                           2,871,469           -
  Organization costs (net of accumulated
     amortization of $6,640 and $76, respectively)      19,797            192
                                                   -----------     ----------
     Total other assets                             11,409,493        572,908
                                                   -----------     ----------

                                                   $16,947,502     $3,876,151
                                                   -----------     ----------
                                                   -----------     ----------





                   See notes to consolidated financial statements.

                                R.F. MANAGEMENT CORP.

                             CONSOLIDATED BALANCE SHEETS






                         LIABILITIES AND STOCKHOLDERS' EQUITY




                                                     March 31,    September 30,
                                                       1997           1996
                                                    -----------   --------------
                                                    (Unaudited)

Current liabilities:
  Lines of credit                                  $   437,000     $  167,700
  Accounts payable                                   1,349,260         47,505
  Accrued expenses                                     661,272         32,766
  Due to affiliates                                  1,515,060           -
  Deferred income taxes                                 69,161           -
  Notes payable - current portion                    1,806,774           -
  Notes payable - stockholders                         150,000        150,000
                                                   -----------     ----------
     Total current liabilities                       5,988,527        397,971
                                                   -----------     ----------

Other liabilities:
  Notes payable - net of current portion             6,363,675           -
  Notes payable - stockholders                         150,000        300,000
  Consulting fees payable                            1,008,810           -
                                                   -----------     ----------
     Total other liabilities                         7,522,485        300,000
                                                   -----------     ----------

Minority interest in equity of subsidiaries            212,756           -

Commitments and contingencies

Stockholders' equity:
  Common stock - $0.0001 par value
     Authorized             - 15,000,000 shares
     Issued and outstanding -  3,460,833 and
     3,327,500 shares, respectively                        334            333
  Additional paid-in capital                         4,223,640      4,123,641
  Deficit                                         (  1,000,240)   (   945,794)
                                                   -----------     ----------
     Total stockholders' equity                      3,223,734      3,178,180
                                                   -----------     ----------

                                                   $16,947,502     $3,876,151
                                                   -----------     ----------
                                                   -----------     ----------




                   See notes to consolidated financial statements.

                                                R.F. MANAGEMENT CORP.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)




                                               FOR THE SIX MONTHS           FOR THE THREE MONTHS
                                                ENDED MARCH 31,                ENDED MARCH 31,
                                            -----------------------        -----------------------
                                              1997            1996          1997           1996

Revenues:
  Net service revenue                     $3,911,960       $   -        $3,377,615       $   -
  Construction revenue                     1,568,544           -         1,568,544           -
  Management fees                            370,812        174,425        224,339         52,769
                                          ----------       --------     ----------       --------
Total revenues                             5,851,316        174,425      5,170,498         52,769
                                          ----------       --------     ----------       --------

Costs and expenses:
  Operating expenses                       4,808,108        715,455      3,844,498        315,490
  Construction costs                       1,344,649           -         1,344,649           -
  Interest                                   154,816         32,818        139,717         16,880
  Depreciation and amortization              255,358          8,838        248,330          6,484
  Interest income                        (    62,913)     ( 104,874)   (    24,937)     (  44,579)
                                          ----------       --------     ----------       --------
Total costs and expenses                   6,500,018        652,237      5,552,257        294,275
                                          ----------       --------     ----------       --------

Loss from operations                     (   648,702)     ( 477,812)   (   381,759)     ( 241,506)

Gain on sale of subsidiary                   489,228           -           489,228           -
                                          ----------       --------     ----------       --------

Income (loss) from operations
  before income taxes
  (recovery)                             (   159,474)     ( 477,812)       107,469      ( 241,506)

Income taxes (recovery)                  (    12,441)         1,837         36,772         18,364
                                          ----------       --------     ----------       --------

Income (loss) from operations
  before partnership income
  (loss)                                 (   147,033)     ( 479,649)        70,697      ( 259,870)

Income (loss) from a limited
  partnership - net of
  income taxes                           (       138)           990            381      (     637)
                                          ----------       --------     ----------       --------

Income (loss) before
  minority interest                      (   147,171)     ( 478,659)        71,078      ( 260,507)

Minority interest in loss
  from subsidiaries                           92,725           -            94,942           -
                                          ----------       --------       --------       --------

Net income (loss)                        ($   54,446)     ($478,659)      $166,020      ($260,507)
                                          ----------       --------       --------       --------
                                          ----------       --------       --------       --------

Primary
  Weighted average shares
     outstanding                           3,371,944      3,327,500      3,416,833      3,327,500

                                           ---------      ---------      ---------      ---------

  Income (loss) per share                 ($     .02)    ($     .14)     $     .05     ($     .08)


                            See notes to consolidated financial statements.



                               R.F. MANAGEMENT CORP.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                         For the Six Months Ended
                                                                 MARCH 31,
                                                         ------------------------
                                                           1997           1996

Cash flows from operating activities:
  Net loss                                             ($    54,446)   ($  478,659)
                                                       ------------    -----------
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                          234,451          8,838
     Deferred income taxes                             (     60,154)   (    66,766)
     Investment in limited partnership                          234           -
     Minority interest in income from subsidiaries           92,725           -
     Consulting fees                                         65,330           -
     Increase (decrease) in cash flows as
     a result of changes in asset and
     liability account balances:
     Accounts receivable                               (  2,548,785)   (   138,330)
     Other current assets                              (    804,308)   (    43,852)
     Organization costs                                (     26,169)          -
     Accounts payable and accrued expenses                1,930,261         31,059
     Income taxes payable                                      -       (    23,783)
                                                        -----------     ----------
  Total adjustments                                    (  1,116,415)   (   232,834)
                                                        -----------     ----------

Net cash used in operating activities                  (  1,170,861)   (   711,493)
                                                        -----------     ----------

Cash flows from investing activities:
  Equipment additions                                  (  6,460,222)   (   110,200)
  Increase in minority interest                             120,031           -
  Investment in limited partnership                            -       (       990)
  Acquisition of goodwill                              (  2,471,469)          -
  Investment in joint venture                                  -       (   350,000)
  Investment in certificate of deposit                 (    311,037)          -
  Note receivable                                              -       (     1,725)
  Increase in loans receivable                         (    877,258)          -
  Deposits and other assets                            (    337,922)   (     4,700)
                                                        -----------     ----------
Net cash used in investing activities                  ( 10,337,877)   (   467,615)
                                                        -----------     ----------

Cash flows from financing activities:
  Advances from affiliates                                1,534,803           -
  Repayments to stockholders                           (    150,000)   (   150,000)
  Increase in notes payable, net of payments              7,870,449           -
  Advances from lines of credit                             269,300           -
                                                        -----------     ----------
Net cash provided by (used in) financing activities       9,524,552    (   150,000)
                                                        -----------     ----------

Net decrease in cash and cash equivalents              (  1,984,186)   ( 1,329,108)

Cash and cash equivalents - beginning                     2,258,333      4,620,520
                                                        -----------     ----------

Cash and cash equivalents - ending                      $   274,147     $3,291,412
                                                        -----------     ----------
                                                        -----------     ----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:
     Income taxes                                       $       449     $      599
                                                        -----------     ----------
                                                        -----------     ----------
     Interest                                           $   125,021     $   28,892
                                                        -----------     ----------
                                                        -----------     ----------
Supplemental Schedule of Noncash Investing and Financing Transactions:
  Acquisition of consulting services in
       connection with an asset purchase,
       resulting in the following:
     Deferred consulting fees                           $   998,979     $     -
                                                        -----------     ----------
                                                        -----------     ----------
     Consulting fees payable                            $   998,979     $     -
                                                        -----------     ----------
                                                        -----------     ----------


During the six months ended March 31, the Company acquired a subsidiary for common stock valued at $100,000 and a note payable of $300,000, resulting in goodwill of $521,010.

                     See notes to consolidated financial statements.

                                  R.F. MANAGEMENT CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     MARCH 31, 1997
                                       (Unaudited)




NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES.

          The consolidated balance sheet as of March 31, 1997 and the consolidated statements of operations and cash flows for the six and three months ended March 31, 1997 and 1996 have been prepared by the Company and are presented herein without audit.

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

       The results of operations and cash flows for the six and three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  INCOME (LOSS) PER COMMON SHARE.

       Income (loss) per common share is computed by dividing the net income
     (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period.

NOTE 3 -  RELATED PARTY TRANSACTIONS.

       The Company entered into an agreement with an affiliated company to provide marketing services to the Company. For the six and three months ended March 31, 1997 and 1996, compensation for these services totalled $4,500 and $-0-, and $19,400 and $19,000, respectively.

       The Company has entered into an agreement with an affiliated company to finance a portion of their accounts receivable. Loans receivable under the agreements amounted to approximately $106,000 and $111,000 at March 31, 1997 and September 30, 1996, respectively.

       Included in other assets, the Company has an outstanding note receivable from one of its officers for approximately $24,000. The conditions and repayment terms of the note have not yet been determined.

NOTE 4 -  INVESTMENT IN A LIMITED PARTNERSHIP.

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

       The following is a summary of condensed financial data from the financial statements of the limited partnership in which the Company has an investment at March 31, 1997 (unaudited) and September 30, 1996:




                                               TOTAL      LONG-TERM         TOTAL           TOTAL
                                              ASSETS         DEBT        LIABILITIES       CAPITAL
                                             --------     -----------    -----------      --------

March 31, 1997 (unaudited)                  $981,113     $   74,858       $624,592       $356,521
September 30, 1996                           821,822        102,702        402,117        419,704


                                                      ASSETS                    LIABILITIES
                                             ------------------------     -----------------------
                                              CURRENT     NON-CURRENT      CURRENT      NON-CURRENT
                                             --------     -----------      --------     -----------

March 31, 1997 (unaudited)                  $622,236     $  358,877       $549,734       $ 74,858
September 30, 1996                           454,465        367,356        299,415        102,702


                                                                              NET         ALLOCATION
                                                              NET           INCOME        OF INCOME
                                                           REVENUES         (LOSS)          (LOSS)
                                                          ----------     -----------      ----------
For the six months ended
  March 31, 1997 (unaudited)                             $  869,723      ($ 23,433)      ($   234)
For the year ended September 30, 1996                     1,642,128         13,637            135


     Gross profit and income from continuing operations does not differ from net income. The partnership has no redeemable securities or minority interest.

NOTE 5 -  ACQUISITIONS.

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

          On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of March 31, 1997, $350,000 is reflected as an investment in joint venture.

          On November 15, 1996, the Company acquired a 75% interest in Mobiletec, Inc. ("Mobiletec"), a newly formed entity incorporated in the State of New Jersey. Mobiletec provides mobile M.R.I. facilities to doctors, hospitals and medical groups for which it receives a per-test fee. The results of operations from its inception are included in these consolidated financial statements.

          On December 1, 1996, the Company acquired certain assets and assumed certain liabilities from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are used to provide radiation therapy services and are located in Voorhees, New Jersey and Havertown and Langhorne, Pennsylvania. The purchase price for these assets was $3,700,000. The Company also assumed certain notes payable totalling approximately $837,000. The fair value of the assets acquired aggregated approximately $3,635,000. The difference between the purchase price and the fair value of the assets, net of liabilities assumed, resulted in the creation of goodwill of approximately $902,000. In connection with the acquisition, the Company has arranged for financing of the purchase price aggregating $3,500,000, in the form of installment notes, payable in 60 monthly installments including interest at 11.6%, totalling approximately $77,150 per month. Repayment of these notes commenced March 1, 1997.

          On December 27, 1996, the Company acquired 65% of the outstanding capital stock of Empire State Imaging Associates, Inc. ("Empire"), a New York corporation, from an affiliated company for a total of $250,000. Empire operates an imaging center which provides non-claustrophobic MRI, CT scanning, mammography, ultrasound and x-ray services. As part of the purchase price, the Company issued an installment note, in the principal sum of $225,000, payable in nine monthly installments plus interest at prime plus 1% on the unpaid balance. As of March 31, 1997, the amount outstanding under this installment loan is $175,000.


          On January 1, 1997, the Company acquired 52% of the outstanding capital stock of Hamilton McGregor International, Inc. ("Hamilton") in a private transaction with a related party for a total purchase price of $750,000. Hamilton, through a wholly-owned subsidiary, is a general construction contractor. As part of the purchase price, the Company issued an installment note in the sum of $600,000, without interest payable in four annual installments on the anniversary date of the agreement. When discounted, assuming the Company's normal cost of funds, the purchase price has been recorded as approximately $615,000 and resulted in the creation of goodwill amounting to approximately $350,000. Hamilton's financial position and results of operations as at and for the three months ended March 31, 1997 have been included in these consolidated financial statements.

          Payment of any of the installments may be deferred for up to one year. Payments may also be taken in the form of common stock of the Company at equivalent values. Both of these options are solely at the discretion of the seller.

          On January 31, 1997, the Company acquired 52% of the outstanding capital stock of Atrium Radiology Corp. ("Atrium") for 133,333 shares of the Company's common stock, having a fair value of $100,000 on the date of acquisition. The agreement also calls for the seller to receive the first $300,000 of net profits to be earned from future operations. The acquisition resulted in the creation of goodwill amounting to approximately $521,000. Atrium's financial position and results of operations as at and for the two months ended March 31, 1997 have been included in these consolidated financial statements.

          In February 1997, the Company acquired a 75% interest in Open MRI and Diagnostic Services of Toms River, Inc. ("Open MRI"), a newly formed corporation. On March 19, 1997, the Company and its affiliate (which owned the remaining 25%) sold all the outstanding capital stock to Advanced Open MRI and Diagnostic Imaging, P.A., an unrelated party, for the principal sum of $1,000,000. The Company's share of the proceeds of $750,000 resulted in a gain of $592,340. Of the purchase price, $75,000 was received at the signing of the contract, $175,000 was received at the closing in April 1997 and the balance of $750,000 is payable in 30 equal installments of $25,000 commencing 90 days after the opening of the facility. The first installment is expected to be received on December 1, 1997. Using the present value of the note, discounted at 11%, the Company has recorded a gain on the sale of its stock amounting to approximately $489,000. The note is collateralized by 52% of the common stock of Open MRI, which is held in escrow.

NOTE 6 -  LINE OF CREDIT.

          On April 30, 1996, the Company entered into a one year $400,000 line of credit agreement with a bank which has been renewed for an additional year. Interest is payable on a quarterly basis at prime plus one percent. The line is collateralized by a certificate of deposit which matures on April 30, 1998. As of March 31, 1997, the amount outstanding under this line of credit amounted to $387,000. Additionally, the Company, through one of its subsidiaries has a $50,000 unsecured line of credit. As of March 31, 1997, the outstanding balance was $50,000.


NOTE 7 -  COMMITMENTS AND CONTINGENCIES.


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

          Therefore, the Company has recorded a liability, discounted at 11.6% to its present value, which at March 31, 1997 amounted to approximately $1,009,000 and a non-current asset for consulting services, which amounted to approximately $943,000 at March 31, 1997.

          The Company has recognized consulting fees in connection with this agreement which amounted to $65,331 and $23,707 for the six and three months ended March 31, 1997, respectively.

          The Company has financed the acquisition of the assets of Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. with three notes totalling $3,500,000, issued to DVI Financial Services, Inc. As a prerequisite to making the loans, the Company was obligated to open an irrevocable standby letter of credit in the amount of $300,000. This letter of credit is due to expire on August 17, 1997 and is secured by a certificate of deposit in an equal principal sum.

          In connection with its acquisition of a majority interest in Atrium Radiology Corp., the Company is obligated to fund its pro-rata share of cash flow deficits.

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

On December 27, 1995, R.F. acquired 40% of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a 51% interest in the property owned or leased by its subsidiaries for $350,000. Mobile Medical Services Limited provides mobile MRI, CT, Lithotripsy and Cardiac Catheterization services in the Netherlands, Italy and Germany. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of March 31, 1997, $350,000 is reflected as an investment in joint venture.

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

INTRODUCTION  (Continued)

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

On January 1, 1997, the Company acquired 52% of the outstanding capital stock of Hamilton McGregor International, Inc. ("Hamilton") from a related party for $750,000. Hamilton, through a wholly-owned subsidiary, is a general construction contractor engaged primarily in the construction of medical suites for the provision of various outpatient services. The transaction resulted in the creation of goodwill of approximately $350,000.

On January 31, 1997, the Company acquired 52% of the outstanding capital stock of Atrium Radiology Corp. ("Atrium") for 133,333 shares of the Company's common stock, valued at $100,000 and a guarantee that the first $300,000 in net profits would be paid to the seller. The Company has recorded the purchase in the amount of $400,000. The transaction resulted in the creation of goodwill of approximately $521,000. Atrium presently provides radiological services and is expected to be able to offer MRI scans in the future.

On March 19, 1997, the Company sold its 75% interest in Open MRI and Diagnostic Services of Toms River, Inc. ("Open MRI"), a New Jersey corporation formed in February 1997, for $750,000. The gain has been recorded at its present value in the amount of approximately $489,000.

                SIX AND THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
                      SIX AND THREE MONTHS ENDED MARCH 31, 1996.

RESULTS OF OPERATIONS

Total revenues increased $5,676,891 (3,254.6%) and $5,117,729 (9,698.4%) for the
six and three months ended March 31, 1997, respectively when compared to the comparable period for 1996. The dramatic increases are attributable to the net service income generated with the recent acquisitions of Empire, Mobiletec and the radiation oncology centers acquired from Dr. Brady

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS  (Continued)

($3,911,960 and $3,377,615, respectively) and the construction revenue for the three months ended March 31, 1997 resulting from the acquisition of Hamilton McGregor ($1,568,544 in each period). Revenue from management fees increased $196,387 and $171,570 for the six and three month periods respectively.Item Costs and expenses increased $5,847,781 (896.6%) and $5,257,982 (1786.8%) for the six and three months ended March 31, 1997, respectively when compared to the comparable period for 1996. The increases are attributable to increases in operating expenses ($4,092,653 and $3,529,008, respectively) caused by the operations of Empire, Mobiletec and the aforementioned radiation oncology centers. Construction costs for the three months ended March 31, 1997 were $1,344,649.

Interest expense increased $121,998 and $122,837 for the six and three months ended March 31, 1997, respectively as compared to 1996 as a result of the Company's ability to obtain financing related to these various acquisitions. Depreciation and amortization increased $246,520 and $241,846 for the six and three months ended March 31, 1997, respectively as a result of the purchases referenced above and the related goodwill acquired or created which amounts to approximately $2,870,000.

Interest income decreased $41,961 and $19,642 for the respective six and three month periods. The decreases are directly attributable to the Company's employment of available funds as it continued to expand its operations.

Loss from operations increased $170,890 and $140,253 to $648,702 and $381,759 for the six and three months ended March 31, 1997, respectively. During the period, Mobiletec was unable to generate any revenue for approximately one and a half months due to its mobile MRI's being out of service.

The Company recognized a gain on the sale of a subsidiary amounting to $489,228 in the quarter ended March 31, 1997.

Net loss for the six months ended March 31, 1997 decreased $424,213 to $54,446. Net income for the three months ended March 31, 1997 was $166,020, compared to a loss for the comparable period of $260,507, an improvement of $426,527. Both improvements are directly attributable to the aforementioned sale of Open MRI.


LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a decrease in cash and cash equivalents for the six months ended March 31, 1997 totalling $1,984,186. In addition to the net loss for the period, accounts receivable increases accounted for $2,548,785 which were partially offset by increases in accounts payable and accrued expenses totalling $1,930,261. Total cash used in operations amounted to $1,170,861.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company used $10,337,877 in investing activities during the period. These included the acquisitions of equipment for $6,460,222, goodwill for $2,471,469, increases in loans receivable of $877,258 and the investment in a certificate of deposit for $311,037 which collaterlized a standby letter of credit.

The Company obtained $9,524,552 from financing activities. These consisted primarily in increases in notes payable of $7,870,449, of which $3,500,000 were created for the acquisition of three radiation oncology centers and advances from affiliates of $1,534,803. Additionally, the Company received $269,300 in advances from banks under various lines of credit.

The Company presently has a working capital deficit of $450,518 as compared to working capital of $2,905,272 at September 30, 1996. This decrease and resultant deficit is attributable to the Company's recent and rapid expansion.

The Company expects its recent acquisitions will start to generate positive cash flow in the short term. Management also plans to continue to seek additional financing for future expansion plans on terms which are favorable to the Company.

There are not other known trends, demands, commitments or events that will impact the Company's results of operations, liquidity and/or capital resources.

                             PART II - Other Information




     Item 1    Legal Proceedings
               Not applicable.


     Item 2    Changes in Securities
               Not applicable.


     Item 3    Defaults upon Senior Securities
               Not applicable.


     Item 4    Submission of Matters to a Vote of Security Holders
               On April 18, 1997, the Annual Meeting of RF Management
                Corporation was held at the Governor Morris Hotel, Morristown, New Jersey.

               The Board of Directors of RF Management were unanimously
                reelected for a term of three (3) years.

     Item 5    Other Information
               Not applicable.

     Item 6    Exhibits and Reports on Form 8-K:

               (a) Exhibits:
               11.1  Computation of per share earnings


               (b) Reports on Form 8-K:


                 No reports on Form 8-K were filed by the Registrant during the quarterly period ended March 31, 1997

                                      SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ------------------------
                                        R.F. Management Corp.
                                        (Registrant)



                                        /s/ Roger Findlay
Date: May 21, 1997                      ------------------------
                                        Roger Findlay, President
                                        Chief Executive Officer



                                        /s/ Louis D'Esposito
Date: May 21, 1997                      ------------------------
                                        Louis D'Esposito
                                        Chief Financial Officer