Form 10-Q
period 1997-06-30
R F MANAGEMENT CORP
filed 1997-08-19
CIK 934011

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   (x)             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997
                                                -------------
                                    OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ( )             OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE TRANSITION PERIOD FROM                         TO
                               -----------------------    --------------------


Commission File Number 0-26488
                       -------------------------------------------------------


                          R.F. Management Corp.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  New York                            22-3318886
------------------------------------------------------------------------------
        (State of other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

95 Madison Avenue, Suite 301, Morristown, N.J.          07960
------------------------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

              Registrant's telephone number, including area code
------------------------------------------------------------------------------


                               (201) 292-2833

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at June 30, 1997
----------------------------------------    ----------------------------------
Common stock, par value $.0001 per share             $3,460,833 shares

                             R.F. MANAGEMENT CORP.

                                JUNE 30, 1997
                                 (Unaudited)

                                  I N D E X

                                                                      Page No.
                                                                      --------

PART I--Financial Information:

        Item 1. Financial Statements:

        Consolidated Balance Sheets as at June 30, 1997 (Unaudited)
          and September 30, 1996........................................   3-4

        Consolidated Statements of Operations For the Nine and Three
          Months Ended June 30, 1997 and 1996 (Unaudited)...............     5


        Consolidated Statements of Cash Flows For the Nine Months Ended
          June 30, 1997 and 1996 (Unaudited)............................     6

        Notes to Consolidated Financial Statements (Unaudited)..........  7-12

        Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................... 13-16

PART II--Other Information


        Item 1 Legal Proceedings........................................    17

        Item 2 Changes in Securities....................................    17

        Item 3 Defaults upon Senior Securities..........................    17

        Item 4 Submission of Matters to a Vote of Security Holders......    17

        Item 5 Other Information........................................    17

        Item 6 Exhibits and Reports on Form 8-K.........................    17

Signatures..............................................................    18

Exhibit 11.1............................................................    19


                             R.F. MANAGEMENT CORP.

                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S

                                                      JUNE 30,    SEPTEMBER 30,
                                                        1997          1996
                                                   -------------  -------------
                                                     (UNAUDITED)
Current assets:
 Cash and cash equivalents.......................... $   537,647   $2,258,333
 Certificates of deposit............................     728,111      408,266
 Accounts receivable................................   3,626,804      296,893
 Due from affiliate.................................    --             19,743
 Loans receivable...................................     244,946      --
 Deferred income taxes..............................     423,316      218,798
 Other current assets...............................     630,932      101,210
                                                     -----------  ------------
   Total current assets.............................   6,191,756    3,303,243
                                                     -----------  ------------
Other assets:
 Loans receivable--non-current......................     387,230      --
 Equipment (net of accumulated depreciation
   of $1,238,269 and $24,969, respectively).........   6,321,552      130,730
 Investment in limited partnership..................      10,627       11,120
 Investment in joint venture........................     350,000      350,000
 Deferred consulting fees...........................     735,359      --
 Deposits and other assets..........................     344,321       80,866
 Goodwill...........................................   2,804,800      --
 Organization costs (net of accumulated amortization
   of $37,489 and $76, respectively)................      95,477          192
                                                     -----------  ------------
   Total other assets...............................  11,049,366      572,908
                                                     -----------  ------------
                                                     $17,241,122   $3,876,151
                                                     -----------  ------------
                                                     -----------  ------------

    See notes to consolidated financial statements.

                             R.F. MANAGEMENT CORP.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      JUNE 30,    SEPTEMBER 30,
                                                        1997          1996
                                                     ------------ -------------
                                                     (UNAUDITED)
Current liabilities:
 Lines of credit..................................... $   597,000  $  167,700
 Accounts payable....................................   1,611,838      47,505
 Accrued expenses and other current liabilities......     871,307      32,766
 Due to affiliates...................................   1,841,520     --
 Consulting fees payable.............................     101,624     --
 Notes payable--current portion......................   1,809,134     --
 Notes payable--stockholders.........................     373,986     150,000
                                                      -----------  -----------
   Total current liabilities.........................   7,206,409     397,971
                                                      -----------  -----------
Other liabilities:
 Notes payable--net of current portion...............   5,550,327     --
 Notes payable--stockholders.........................     516,557     300,000
 Consulting fees payable.............................     956,714     --
                                                      -----------  -----------
   Total other liabilities...........................   7,023,598     300,000
                                                      -----------  -----------
Minority interest in equity of subsidiaries..........     162,797     --

Commitments and contingencies

Stockholders' equity:
 Common stock--$0.0001 par value
  Authorized--15,000,000 shares
  Issued and outstanding--3,460,833 and 3,327,500
    shares, respectively.............................         346         333
 Additional paid-in capital..........................   4,223,628   4,123,641
 Deficit.............................................  (1,375,656)   (945,794)
                                                      -----------  -----------
   Total stockholders' equity........................   2,848,318   3,178,180
                                                      -----------  -----------
                                                      $17,241,122  $3,876,151
                                                      -----------  -----------
                                                      -----------  -----------

                 See notes to consolidated financial statements.

                             R.F. MANAGEMENT CORP.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                FOR THE NINE MONTHS       FOR THE THREE MONTHS
                                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                              ------------------------  -------------------------
                                                                  1997         1996         1997         1996
                                                              ------------  ----------  ------------  -----------
Revenues:
 Net service revenue........................................  $  3,417,576  $   --      $  1,544,613  $   --
 Construction revenue.......................................     3,506,025      --         1,937,481      --
 Management fees............................................       900,159     249,415       529,347       74,990
                                                              ------------  ----------  ------------  -----------
Total revenues..............................................     7,823,760     249,415     4,011,441       74,990
                                                              ------------  ----------  ------------  -----------
Costs and expenses:
 Operating expenses.........................................     5,010,236   1,017,747     2,241,125      301,445
 Construction costs.........................................     2,984,940      --         1,640,291      --
 Interest...................................................       585,854      43,498       431,038       10,680
 Depreciation and amortization..............................       535,074      15,653       279,716        6,815
 Interest income............................................       (88,261)   (136,856)      (25,348)     (31,982)
                                                              ------------  ----------  ------------  -----------
Total costs and expenses....................................     9,027,843     940,042     4,566,822      286,958
                                                              ------------  ----------  ------------  -----------
Loss from operations........................................    (1,204,083)   (690,627)     (555,381)    (211,968)
Gain on sale of subsidiary..................................       489,228      --           --           --
                                                              ------------  ----------  ------------  -----------
Loss from operations before income tax recovery.............      (714,855)   (690,627)     (555,381)    (211,968)
Income tax recovery.........................................      (142,601)     (8,935)     (130,160)     (10,368)
                                                              ------------  ----------  ------------  -----------
Loss from operations before partnership income (loss).......      (572,254)   (681,692)     (425,221)    (201,600)
Income (loss) from a limited partnership--net of income
  taxes.....................................................          (292)        245          (154)        (341)
                                                              ------------  ----------  ------------  -----------
Loss before minority interest...............................      (572,546)   (681,447)     (425,375)    (201,941)
Minority interest in loss from subsidiaries.................       142,685      --            49,960      --
                                                              ------------  ----------  ------------  -----------
Net loss....................................................  ($   429,861) ($ 681,447) ($   375,415) ($  201,941)
                                                              ------------  ----------  ------------  -----------
                                                              ------------  ----------  ------------  -----------
Primary
 Weighted average shares outstanding........................     3,400,760   3,347,127     3,408,333    3,327,500
                                                              ------------  ----------  ------------  -----------
                                                              ------------  ----------  ------------  -----------
 Loss per share.............................................  ($      0.13) ($    0.20) ($      0.11) ($     0.06)
                                                              ------------  ----------  ------------  -----------
                                                              ------------  ----------  ------------  -----------

                      See notes to consolidated financial statements.

                           R.F. MANAGEMENT CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       --------------------------
                                                                                           1997          1996
                                                                                       -------------  -----------
Cash flows from operating activities:
 Net loss............................................................................  ($    429,861) ($  681,447)
                                                                                       -------------  -----------
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................................        535,074       15,653
  Deferred income taxes..............................................................       (204,518)    (149,927)
  Investment in limited partnership..................................................            493      --
  Minority interest in income from subsidiaries......................................       (142,685)     --
  Consulting fees....................................................................        322,979      --
  Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
  Accounts receivable................................................................     (3,329,911)     (88,273)
  Other current assets...............................................................       (529,723)     (77,001)
  Organization costs.................................................................       (104,255)     --
  Accounts payable, accrued expenses and other current liabilities...................      2,402,874      (26,164)
  Income taxes payable...............................................................       --             (3,825)
                                                                                       -------------  -----------
Total adjustments....................................................................     (1,049,672)    (329,537)
                                                                                       -------------  -----------
Net cash used in operating activities................................................     (1,479,533)  (1,010,984)
Cash flows from investing activities:
 Equipment additions.................................................................     (6,650,257     (112,923)
 Increase in minority interest.......................................................        305,482      --
 Investment in limited partnership...................................................       --           (350,000)
 Acquisition of goodwill.............................................................     (2,471,469)     --
 Investment in joint venture.........................................................       --               (414)
 Investment in certificate of deposit................................................       (319,845)    (403,275)
 Note receivable.....................................................................       --             20,000
 Increase in loans receivable........................................................       (632,176)     --
 Deposits and other assets...........................................................       (263,455)     (23,900)
                                                                                       -------------  -----------
Net cash used in investing activities................................................    (10,031,720)    (870,512)
                                                                                       -------------  -----------
Cash flows from financing activities:
 Advances from affiliates............................................................      1,861,263      --
 Advances from (repayments to) stockholders..........................................        440,543     (150,000)
 Increase in notes payable, net of payments..........................................      7,059,461      --
 Advances from lines of credit.......................................................        429,300       42,700
                                                                                       -------------  -----------
Net cash provided by (used in) financing activities..................................      9,790,567     (107,300)
                                                                                       -------------  -----------
Net decrease in cash and cash equivalents............................................     (1,720,686)  (1,988,796)
Cash and cash equivalents--beginning.................................................      2,258,333    4,620,520
                                                                                       -------------  -----------
Cash and cash equivalents--ending....................................................  $     537,647  $ 2,631,724
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period:
  Income taxes.......................................................................  $       1,064  $   --
                                                                                       -------------  -----------
                                                                                       -------------  -----------
  Interest...........................................................................  $     466,542  $    39,745
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Supplemental Schedule of Noncash Investing and Financing Transactions:
 Acquisition of consulting services in connection with an asset purchase, resulting in the following:
  Deferred consulting fees...........................................................  $     998,979
                                                                                       -------------  -----------
                                                                                       -------------  -----------
  Consulting fees payable............................................................  $     998,979
                                                                                       -------------  -----------
                                                                                       -------------  -----------

    During the nine months ended June 30, the Company acquired a subsidiary for common stock valued at $100,000 and a note payable of $300,000, resulting in goodwill of $521,010.

                 See notes to consolidated financial statements.

                             R.F. MANAGEMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES.

             The consolidated balance sheet as of June 30, 1997 and the consolidated statements of operations and cash flows for the nine and three months ended June 30, 1997 and 1996 have been prepared by the Company and are presented herein without audit.

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

             The results of operations and cash flows for the nine and three months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--LOSS PER COMMON SHARE.

             Loss per common share is computed by dividing the net loss by the weighted average number of common shares and common equivalent shares outstanding during each period.

NOTE 3--RELATED PARTY TRANSACTIONS.

             The Company entered into an agreement with an affiliated company to provide marketing services to the Company. For the nine and three months ended June 30, 1997 and 1996, compensation for these services totalled $4,500 and $-0-, and $47,000 and $27,600, respectively.

             The Company has entered into an agreement with an affiliated company to finance a portion of their accounts receivable. Loans receivable under the agreements amounted to approximately $88,000 and $111,000 at June 30, 1997 and September 30, 1996, respectively.

             The Company has an outstanding note receivable from one of its officers for approximately $24,000 included in other assets. The conditions and repayment terms of the note have not yet been determined.

NOTE 4--INVESTMENT IN A LIMITED PARTNERSHIP.

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

             The following is a summary of condensed financial data from the financial statements of the limited partnership in which the Company has an investment at June 30, 1997 (unaudited) and September 30, 1996:

                                                                    TOTAL       LONG-TERM     TOTAL       TOTAL
                                                                    ASSETS        DEBT      LIABILITIES  CAPITAL
                                                                 ------------  -----------  ----------  ----------
June 30, 1997 (unaudited)......................................  $  1,096,427   $ 142,186   $  765,784  $  330,643
September 30, 1996.............................................       821,821     102,702      402,117     419,704

                                                                           ASSETS               LIABILITIES
                                                                   ----------------------  ----------------------
                                                                                  NON-                    NON-
                                                                    CURRENT     CURRENT     CURRENT     CURRENT
                                                                   ----------  ----------  ----------  ----------
June, 30 1997 (unaudited)........................................  $  637,064  $  459,363  $  623,598  $  142,186
September 30, 1996...............................................     454,465     367,356     299,415     102,702

                                                                                               NET      ALLOCATION
                                                                                  NET         INCOME     OF INCOME
                                                                                REVENUES      (LOSS)      (LOSS)
                                                                              ------------  ----------  -----------
For the nine months ended June 30, 1997 (unaudited).........................  $  1,271,460  ($  49,311)  ($    493)
For the year ended September 30, 1996.......................................     1,642,128      13,637         135


             Gross profit and income from continuing operations does not differ from net income. The partnership has no redeemable securities or minority interest.

NOTE 5--ACQUISITIONS.

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

             On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of June 30, 1997, $350,000 is reflected as an investment in joint venture.

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

             On December 27, 1996, the Company acquired 65% of the outstanding capital stock of Empire State Imaging Associates, Inc. ("Empire"), a New York corporation, from an affiliated company for a total of $250,000. Empire operates an imaging center which provides non-claustrophobic MRI, CT scanning, mammography, ultrasound and x-ray services. As part of the purchase price, the Company issued an installment note, in the principal sum of $225,000, payable in nine monthly installments plus interest at prime plus 1% on the unpaid balance. As of June 30, 1997, the amount outstanding under this installment loan is $150,000.

             On January 1, 1997, the Company acquired 52% of the outstanding capital stock of Hamilton McGregor International, Inc. ("Hamilton") in a private transaction with a related party for a total purchase price of $750,000. Hamilton, through a wholly-owned subsidiary, is a general construction contractor. As part of the purchase price, the Company issued an installment note in the sum of $600,000, without interest payable in four annual installments on the anniversary date of the agreement. When discounted, assuming the Company's normal cost of funds, the purchase price has been recorded as approximately $615,000 and resulted in the creation of goodwill amounting to approximately $350,000. Hamilton's financial position and results of operations as at and for the six months ended June 30, 1997 have been included in these consolidated financial statements.

             Payment of any of the installments may be deferred for up to one year. Payments may also be taken in the form of common stock of the Company at equivalent values. Both of these options are solely at the discretion of the seller.

             On January 31, 1997, the Company acquired 52% of the outstanding capital stock of Atrium Radiology Corp. ("Atrium") for 133,333 shares of the Company's common stock, having a fair value of $100,000 on the date of acquisition. The agreement also calls for the seller to receive the first $300,000 of net profits to be earned from future operations. The acquisition resulted in the creation of goodwill amounting to approximately $521,000. Atrium's financial position and results of operations as at and for the five months ended June 30, 1997 have been included in these consolidated financial statements.

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

             In March 1997, the Company formed a new wholly-owned subsidiary, Brady Cancer Centers, Inc. and transferred the assets acquired from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. to the subsidiary.

NOTE 6--LINE OF CREDIT.

             On April 30, 1996, the Company entered into a one year $400,000 line of credit agreement with a bank which has been renewed for an additional year. Interest is payable on a quarterly basis at prime plus one percent. The line is collateralized by a certificate of deposit which matures on April 30, 1998. As of June 30, 1997, the amount outstanding under this line of credit amounted to $397,000. Additionally, the Company, through one of its subsidiaries has a $200,000 unsecured line of credit. As of June 30, 1997, the outstanding balance was $200,000.

NOTE 7--COMMITMENTS AND CONTINGENCIES.

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

             Therefore, the Company has recorded a liability, discounted at 11.6% to its present value, which at June 30, 1997 amounted to approximately $1,058,000 and a non-current asset for consulting services, which amounted to approximately $902,000 at June 30, 1997.

             The Company has recognized consulting fees in connection with this agreement which amounted to $97,000 and $41,600 for the nine and three months ended June 30, 1997, respectively.

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

             Certain of the assets purchased from Luther W. Brady & Associates, P.C. ("Associates") have been subjected to a claim by a former Associates of Dr. Brady. The individual claims to have a first option to acquire the assets which comprise the facility in Voorhees, New Jersey, based on the terms of an employment contract entered into between the individual and Associates.

             In accordance with the terms of the employment agreement, the matter has been submitted to arbitration. Should the aforementioned individual prevail, the Company may be forced to relinquish its rights to those assets. The portion of the purchase price relating to those assets is presently being held in escrow and would be returned to the Company in the event of an unfavorable outcome. The Company has continued to operate the facility pending resolution of the matter.

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

On December 27, 1995, R.F. acquired 40% of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a 51% interest in the property owned or leased by its subsidiaries for $350,000. Mobile Medical Services Limited provides mobile MRI, CT, Lithotripsy and Cardiac Catheterization services in the Netherlands, Italy and Germany. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of June 30, 1997, $350,000 is reflected as an investment in joint venture.

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

In March 1997, the Company formed a wholly-owned subsidiary (Brady Cancer Centers, Inc.) and transferred the assets and liabilities relating to its three Radiation Oncology Centers to the subsidiary.

             Nine and three months ended June 30, 1997 compared to
                  nine and three months ended June 30, 1996.

RESULTS OF OPERATIONS

Total revenues increased $7,574,345 (3,036.8%) and $3,936,451 (5,249.3%) for
the nine and three months ended June 30, 1997, respectively when compared to the comparable period for 1996. The dramatic increases are attributable to the net service income generated with the recent acquisitions of Empire, Mobiletec and the radiation oncology centers acquired from Dr. Brady

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (Continued)

($3,417,576 and $1,544.613,respectively) and the construction revenue for the six and three months ended June 30, 1997 resulting from the acquisition of Hamilton McGregor ($3,506,025 and $1,937,481, respectively). Revenue from management fees increased $650,744 and $454,357 for the nine and three month periods respectively. Total Costs and expenses increased $8,087,801 (860.4%) and $4,279,864 (1,491.5%) for the nine and three months ended June 30, 1997, respectively when compared to the comparable period for 1996. The increases are attributable to increases in operating expenses ($3,992,489) and $1,939,680, respectively) caused by the operations of Empire, Mobiletec and the aforementioned radiation oncology centers. Construction costs for the six and three months ended June 30, 1997 were $2,984,940 and $1,640,291, respectively.

Interest expense increased $542,356 and $420,358 for the nine and three months ended June 30, 1997, respectively as compared to 1996 as a result of the Company's ability to obtain financing related to the various acquisitions. Depreciation and amortization increased $519,421 and $272,901 for the nine and three months ended June 30, 1997, respectively as a result of the purchases referenced above and the related goodwill acquired or created which amounts to approximately $2,870,000.

Interest income decreased $48,595 and $6,634 for the respective nine and three month periods. The decreases are directly attributable to the Company's employment of available funds as it continues to expand its operations.

Loss from operations increased $513,456 and $343,413 to $1,204,083 and $555,381 for the nine and three months ended June 30, 1997, respectively. During the period, Mobiletec has been unable to generate any significant revenue due to recurring breakdown with its mobile MRI's. The Company is in the process of upgrading its equipment and expects to start generating significant revenues in the first quarter of next year.

The Company recognized a gain on the sale of a subsidiary amounting to $489,228 in the quarter ended March 31, 1997.

Net loss for the nine months ended June 30, 1997 decreased $251,586 to $429,861, as a direct result of the aforementioned sale of Open MRI in the second fiscal quarter. Net loss for the three months ended June 30, 1997 was $375,415, compared to a loss for the comparable period of $201,941. Management anticipates that continued growth and improving facility management will reverse this trend.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a decrease in cash and cash equivalents for the nine months ended June 30, 1997 totalling $1,720,686. In addition to the net loss for the period, accounts receivable increases accounted for $3,329,911 which were partially offset by increases in accounts payable and accrued expenses totalling $2,402,874. Total cash used in operations amounted to $1,479,533.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company used $10,031,720 in investing activities during the period. These included the acquisitions of equipment for $6,650,257, goodwill for $2,471,469, increases in loans receivable of $632,176 and the investment in a certificate of deposit for $319,845 which collateralized a standby letter of credit.

The Company obtained $9,790,567 from financing activities. These consisted primarily in increases in notes payable of $7,059,461, of which $3,500,000 were created for the acquisition of three radiation oncology centers and advances from affiliates of $1,861,263. Additionally, the Company received $429,300 in advances from banks under various lines of credit.

The Company presently has a working capital deficit of $1,014,653 as compared to working capital of $2,905,272 at September 30, 1996. This decrease and resultant deficit is attributable to the Company's recent and rapid expansion.

The Company expects its recent acquisitions will start to generate positive cash flow in the short term. Management also plans to continue to seek additional financing for future expansion plans on terms which are favorable to the Company.

There are no other known trends, demands, commitments or events that will impact the Company's results of operations, liquidity and/or capital resources.

                            PART II--OTHER INFORMATION

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

ITEM 5 OTHER INFORMATION
       NOT APPLICABLE.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

       (a) Exhibits: 11.1

       Computation of per share earnings

       (b) Reports on Form 8-K:

       No reports on Form 8-K were filed by the Registrant during the quarterly period ended June 30, 1997

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ----------------------------
                               R.F. Management Corp.
                               (Registrant)

Date: August  , 1997           /s/ Roger Findlay
                               ----------------------------
                               Roger Findlay, President
                               Chief Executive Officer

Date: August  , 1997           /s/ Wayne Miller
                               ----------------------------
                               Wayne Miller
                               President