Form 10-K
period 1997-09-20
R F MANAGEMENT CORP
filed 1998-03-11
CIK 934011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997
                         Commission File Number 0-26488


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

               95 Madison Avenue, Suite 301, Morristown, NJ 07960
               --------------------------------------------------
               (Address principal executive offices)   (zip code)


Registrant's telephone number, including area code  (973) 292-2833
                                                    --------------
Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to  Section 12(g) of the Act:

                                          Name of each exchange
      Title of each class                  on which registered
      -------------------                 ---------------------

Common Stock
--------------------------------------------------------------------------------
Class A Common Stock Purchase Warrant
--------------------------------------------------------------------------------
Class B Common Stock Purchase Warrant
--------------------------------------------------------------------------------

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

      The past year has shown rapid expansion through acquisition of existing diagnostic and treating centers along with the formation of a new entity.

      The Company formed a joint venture with MobilTec Management to form MobilTec, Inc. ("MobilTec"). The Company owns 75% of MobilTec. MobilTec provides mobile MRI facilities to physicians and hospitals. Along with MobilTec, the Company acquired two (2) Mobile MRI's in trailers. In addition, the Company acquired certain assets from Luther Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are used to provide radiation therapy services in New Jersey and Pennsylvania. These assets were transferred in March of 1997 to newly formed wholly-owned subsidiary, Brady Cancer Centers, Inc. The Company has also expanded its diagnostic imaging business through acquisition of 65% of the outstanding capital stock of Empire Imaging Associates, Inc. ("Empire") a New York Corporation, acquisition of 52% of the outstanding capital stock of Atrium Radiology Corp. ("Atrium"), and a 75% interest in open MRI and Diagnostic Services of Tomes River, Inc. ("Open MRI") a newly formed Corporation. Empire and Atrium both provide diagnostic imaging. Empire provides services in Yonkers, New York, and Atrium provides services in Manalapan, New Jersey. The Company has subsequently sold its interest in open MRI but has maintained a management and marketing agreement with the facility.

      Additionally, the Company has entered the medical construction business through an acquisition of 52% of the outstanding stock of Hamilton McGregor International, Inc. ("Hamilton"). Hamilton through a wholly-owned subsidiary is a general construction contractor.

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

      The Company's diagnostic centers offer several services including X-ray (Radiography), Ultrasonography (Ultra-sound), Mammography, Nuclear Medicine, CAT Scan and MRI.

      Presently, the Company has no plans to expand the business conducted by Northern.

      Pursuant to a written agreement, dated January 25, 1986, the Company is providing administrative services for an outpatient diagnostic medical imaging center located in Union, New Jersey. The term of the agreement is twenty (20) years. The Company is responsible for the day-to-day managing of the center, including hiring and selection of non-medical employees, marketing and the responsibility of all computer operations at the site. Medical professionals employed by the Center provide all medical and diagnostic services at the site. The Company is not engaged in the practice of medicine at the Center.

      Ambulatory Surgery Centers

      An outpatient surgical center is a specially equipped physician's office which is established to provide minor surgery which does not require the patient to be admitted to a hospital.

      The Company markets its services to physicians and/or hospitals which the Company believes are seeking outpatient surgical centers. The Company will first review the area where the proposed site is to be located and will review a general outline or business plan. Information that will be considered will include other centers in the area, patient financial class, patient demographics in the area served, and potential subscribers to the service. In the case of a hospital, the Company will consider the number of diagnostic or outpatient surgical procedures that the hospital can provide. Managed care groups and HMO's will be contacted to determine if contracts for providing services are available and to ascertain the membership in the service area of the potential new sites. If the site is considered to be positive, a request will be made to the equipment manufacturers for a bid on the equipment the Company deems necessary. After all information needed by the Company is received, the Company will determine the financial viability of the project. Based on the criteria above, the Company will review each site to determine if utilization and proliferation of the equipment and services is a concern.

      The Company will not own any interest in these planned centers. For consideration of the management fee the Company receives, the Company will provide all startup funding necessary, including the purchase of medical and surgical equipment, and all administrative, marketing and management functions. See "Use of Proceeds."

      The Company will establish Centers, then service (support) these centers by providing administrative, marketing and management functions. As part of the Company's planned operations, the Company will purchase or lease equipment to be utilized in the surgical centers. The cost of such equipment will be factored in to the calculation for the management fee to be charged to the physician/hospital who owns the Center. In addition to the cost of the equipment, various other factors including the particular services required at a particular center will be factored into the management fee.

      The Company offers a full range of administrative services, including contract negotiations, site selection, equipment procurement, construction, office personnel, office management, patient scheduling, patient billing, cash collections, personnel management and marketing. The Company can provide either a full or limited range of administrative services at the Centers depending upon the needs of the Centers' owners.

      The Company has arranged for financing to lease all the equipment and space necessary to provide a surgical suite to a physician or a group of physicians to practice medicine in a private office. The Company offers a full range of services to hospitals or physician clients, including the selection and acquisition of appropriate equipment, the design and supervision of facility construction, the provision and training of technical and support staff, patient billing and collection and the provision of overall marketing and management services. The equipment which the Company will procure will include but is not limited to surgical tables, crash carts, monitoring equipment, all diagnostic imaging equipment and surgical instruments needed to operate a diagnostic and/or out-patient surgical center.

      The Company was incorporated in the State of New York in August 1994 and its executive offices are located at 95 Madison Avenue, Suite 301, Morristown, New Jersey 07960. It's telephone number is (973) 292-2833.

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

      The Company applies a variety of criteria in evaluating each perspective hospital customer. These criteria include the extent of the hospitals' competitive environment; the site and type of hospital; the number of surgical and orthopedic physicians; the patient volume and the nature of the payors (private insurance programs, government reimbursement programs or other health or medical organizations). The Company performs a similar analysis regarding physician-owned centers.

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

Licenses, Regulation and Governmental Reimbursement

      Licenses. The Company provides administrative and management services to free-standing outpatient centers performing diagnostic imaging. The diagnostic imaging centers are owned by radiologists who actively perform diagnostic testing at such center. In addition, the Company has established a free-standing outpatient center performing ambulatory surgery located in West Orange, New Jersey. The ambulatory surgical centers will be owned by surgeons to perform surgery on their own patients. The Company does not perform medical services. However, government regulations do apply to the Company with respect to payment on third party Medicare and Medicaid reimbursement. The Company will be subject to the Anti-Kickback Laws, the "Stark Bill" as well as in New Jersey, the Health Care Cost Reduction Act which are discussed herein. In the future, however, the Company may be required to maintain licenses or certificates of need issued by individual states. A number of states require hospital physicians to obtain a Certificate-of-Need ("CON") prior to the development of the surgical centers. The CON programs vary considerably from state to state, but all attempt to regulate the ambulatory surgery services. Some states regulate indirectly through rate commissions which prescribe hospital rates. The Company engages in both diagnostic and a outpatient surgical center in New Jersey. Presently, in the State of New Jersey, one room surgical suites are excluded from the Certificate of Need (CON) requirements. However, if the Company were to plan for the operation of a multi-suite center, a CON would have to be filed with the appropriate state agency.

      Government Reimbursement. In major areas of its business, the Company may rely for payment on third party (in large part governmental) reimbursement. Its charges are predominantly paid by its clients which in turn receive reimbursement from such sources.

      The Centers that the Company is affiliated with participate in many reimbursement programs such as Medicare and Medicaid as well as other private insurers. Under these arrangements the Center agrees to accept the approved amount of reimbursement from each individual payor. Monthly statements are only sent out when allowed by contractual arrangements with the insurers.

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

      The Anti-Kickback Laws are broadly drafted and judicial decisions rendered thus far, while made in the context of overt payments explicitly in exchange for referrals, have broadly interpreted the scope of these laws. Several federal courts considering the issue, including the U.S. Court of Appeals, have concluded that the Anti-Kickback Laws would be violated if "any purpose" of a challenged economic arrangement is to induce or pay for referrals, no matter how incidental that purpose may be or how many other legitimate purposes may exist for the arrangement in question. Accordingly, many types of business relationships between healthcare providers, including investments in healthcare providers by physicians, hospitals or others who are in a position to refer patients could be held to fall within the prohibitions of the Anti-Kickback Laws or similar state laws.

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

      In 1991, New Jersey enacted the Healthcare Cost Reduction Act, or so-called "Codey Bill", (N.J.S.A. 45: 9-22.4 et seq.) which provided in part that a medical practitioner shall not refer a patient, or direct one of its employees to refer a patient, to a healthcare service in which the practitioner and/or the practitioner's immediate family had any beneficial interest. The bill specifically provided that for beneficial interests which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office informing the patients of such interest and stating that a listing of alternative health care service providers could be found in the telephone directory.

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

      The diagnostic centers currently managed by the Company are owned by radiologists who actively engage in the performance of diagnostic testing at the Centers. No investment interest or financial relationship exists between the Center and any physician who is not a radiologist administering procedures at the Center. The Company's planned surgical centers will be owned by surgeons who will utilize the Centers to perform surgical procedures on their own patients. No ownership interest or financial relationship will exist between such Centers and any physician who is not a surgeon performing operations on his/her patient at such Centers. The Company does not and will not have any ownership or financial interest in the outpatient surgical or diagnostic imaging centers other than the administration and management of such centers pursuant to written agreements.

Competition

      The Company competes with many firms that offer similar services. This segment of the industry is highly competitive and many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company. Some of the Company's competitors enjoy an additional competitive advantage by reason of their ability to offer discounts and other services. Accordingly, the Company seeks to address smaller markets which have a need for free-standing or out-patient centers performing diagnostic or outpatient ambulatory surgery. The Company has identified the State of New Jersey as its area of operation because of its favorable legislation regarding one room surgical and diagnostic suites.

      The medical diagnostic business is characterized by a high degree of competition. In the Company's case, this competition comes from a number of independent local operators specializing in one or two medical applications, and from a few large diversified healthcare companies (primarily larger hospitals having the resources and capability to provide mobile diagnostic services to other healthcare facilities) which provide ultrasound and other diagnostic services as part of their overall medical business. Although the Company believes that it has a competitive advantage over most of the small operators (the Company competes in its marketplace based upon its performance, marketing and its ability to customize its contractual arrangement), the Company may be vulnerable to competition from the larger healthcare companies, at least one of which can be found in each of the Company's geographic markets, and all of which are substantially larger and possess greater financial resources than the Company.

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

Insurance

      The Company carries general liability insurance with coverage of up to $1,000,000 per claim and a commercial umbrella policy of $2,000,000. The Company believes that such coverage will be adequate.

Employees

      As of September, 1997, the Company employed 5 persons on a full-time basis. Of the 5 employees, 3 are in management, 1 is in sales/marketing and 1 is clerical/administrative.

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

Item 3.  LEGAL PROCEEDINGS

      In April 1997, the Company was named as co-defendant in a lawsuit against Dr. Luther Brady, his affiliates and associates, his attorneys and an alleged employee of the Company. The suit, filed by a former associate of Dr. Brady's, alleges that this individual had certain prior contractual rights to acquire the assets employed in the operation of the Company's radiation therapy center, located in Voorhees, New Jersey. The plaintiff seeks unspecified damages against the Company for alleged fraud, equitable fraud and tortious interference with the contract. The Company has denied these allegations in its response.

      In June 1997, the Company filed a third-party complaint against various Brady affiliates and their attorneys, alleging that it has no knowledge of any pre-existing rights to acquire the assets and that failure to disclose such rights is a breach of numerous representations and warranties contained in the asset purchase agreement. The Company seeks contribution and indemnity, damages, partial recession of the various agreements entered into between the Company and the Brady affiliates, injunctive relief and the return of certain monies held in escrow.

      In October 1997, Dr. Brady's and the Company agreed to allow Dr. Brady and his affiliates to oversee daily operations and the related cash flows of the three centers. Dr. Brady has submitted a schedule of the proceeds and uses thereof, but to date there has been no full accounting. Dr. Brady alleges that the centers have operated at a cash short fall during this period, which his affiliates have subsidized.

      Also in October 1997, the Brady affiliates returned $1,500,000 of the funds being held in escrow to the Company's lender. These finds are being held in escrow by the lender pending a resolution of the various legal issues involved.

      In addition to the aforementioned legal issues associated with the acquisition of the "Brady" assets, the agreement called for the Company to receive six times the weekly average of accounts receivable generated during the period from January 1 to June 1, 1996, which the Company had previously estimated at $350,000. The Company and Dr. Brady had been unable to arrive at an agreed upon amount and as a result, the Company has reserved the amount in full pending a resolution of the dispute.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      R.F. Management Corp.'s initial public offering closed on July 21, 1995. Neither a cash or stock dividend has been paid or issued.

      The Company's Common Stock is traded in the NASDAQ over-the-counter market under the symbol RFMC. It's "A Warrant" and "B Warrant" are traded under the symbols RFMCW and RFMCZ. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low bid prices for the year ended September 30, 1997 are as follows:

                                 COMMON STOCK

      Date                          High                    Low
      ----                          ----                    ---

      10/96                         1 3/4                   15/16
      11/96                         1 13/16                 1 1/8
      12/96                         1 1/8                   3/4
      01/97                         1                       3/4
      02/97                         13/16                   1/2
      03/97                         3/4                     1/2
      04/97                         13/16                   11/16
      05/97                         27/32                   5/8
      06/97                         1 1/32                  3/4
      07/97                         1 3/16                  15/16
      08/97                         1 1/4                   21/32
      09/97                         1 7/16                  1 1/16

                                   A WARRANT

      Date                          High                    Low
      ----                          ----                    ---

      10/96                         7/16                    1/9
      11/96                         25/64                   3/16
      12/96                         1/4                     5/32
      01/97                         5/32                    5/32
      02/97                         5/32                    5/32
      03/97                         5/32                    1/8
      04/97                         1/16                    1/16
      05/97                         1/16                    1/64
      06/97                         1/16                    1/32
      07/97                         1/32                    1/32
      08/97                         n/a                     n/a
      09/97                         n/a                     n/a

                                   B WARRANT

      Date                          High                    Low
      ----                          ----                    ---

      10/96                         3/16                    1/16
      11/96                         1/16                    1/16
      12/96                         1/16                    1/16
      01/97                         3/32                    1/32
      02/97                         1/32                    1/32
      03/97                         1/32                    1/32
      04/97                         1/32                    1/32
      05/97                         1/32                    1/32
      06/97                         1/32                    1/32
      07/97                         1/32                    1/64
      08/97                         n/a                     n/a
      09/97                         n/a                     n/a

Item 6.  SELECTED FINANCIAL DATA

      The selected financial data presented below as of September 30, 1997, 1996, 1995, 1994, 1993 and 1992 were derived from the Company's financial statements. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, the financial statements and related notes contained elsewhere in this Form 10-K.

Selected Statement of Operations Data:

                                   1997           1996           1995           1994          1993           1992
                                   ----           ----           ----           ----          ----           ----

Operating revenue               11,369,924        312,971        355,029        333,002       281,445        248,448

Operating expenses              13,198,711      1,579,288        458,047        331,622       299,853        220,657

Income (loss) from
 operations                     (1,828,847)    (1,170,018)       (75,012)         1,380       (18,408)        27,791

Net income (loss)               (1,624,720)      (952,214)       (50,244)         3,157       (10,394)        18,820

Earnings (loss)
 per share                            (.48)          (.29)         (0.02)           NIL           NIL            NIL

Selected Balance Sheet Data:

Working   (deficit)             (1,669,508)     2,905,272      4,513,996        102,599       151,742        151,381
 Capital

Total Assets                    16,013,081      3,876,151      4,814,154        158,096       160,113        157,721

Total Liabilities               14,359,621        697,971        683,760         98,432       105,606         92,820

Shareholders'
 Equity                          1,653,460      3,178,180      4,130,394         59,664        54,507         64,901

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

      The Company presently administers and manages three outpatient diagnostic centers. The Company is responsible for the day-to-day management of the site, including hiring and selection of non-medical employees, marketing and the responsibility of all computer operations at the site. Medical professionals employed at the Center provide all medical and diagnostic services at the site. The Company is not engaged in the practice of medicine.

      On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty-one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. Mobile Medical Services Limited provides mobile MRI, CT, Lithotripsy and Cardiac Catheterization services in the Netherlands, United Kingdom, Italy and Germany. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of September 30, 1996, $350,000 is reflected as an investment in joint venture.

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

      On November 15, 1996, the Company acquired a 75% interest in MobileTec, Inc. ("MobileTec"), a newly formed entity incorporated in the State of New Jersey. MobileTec provides mobile MRI facilities to doctors, hospitals and medical groups for which it receives a per-test or daily rental fee. The results of operations from its inception are included in these consolidated financial statements.

      On December 1, 1996, the Company acquired certain assets and assumed certain liabilities from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are used to provide radiation therapy services and are located in Voorhees, New Jersey and Havertown and Langhorne, Pennsylvania. The purchase price for these assets was $3,700,000. The Company also assumed certain notes payable totalling approximately $837,000. The fair value of the assets acquired aggregated approximately $3,280,000. The difference between the purchase price and the fair value of the assets, net of liabilities assumed, resulted in the creation of goodwill of approximately $1,257,000. In connection with the acquisition, the Company has arranged for financing of the purchase price aggregating $3,500,000, in the form of installment notes, payable in 60 monthly installments including interest of 11.6%, totalling approximately $77,150 per month. Repayment of these notes commenced March 1, 1997.

      In March 1997, the Company formed a new wholly-owned subsidiary, Brady Cancer Centers, Inc., and transferred the assets acquired from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. to the subsidiary.

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

      On January 31, 1997, the Company acquired 52% of the outstanding capital stock of Atrium Radiology Corp. ("Atrium") for 133,333 shares of the Company's common stock, having a fair value of $100,000 on the date of acquisition. The agreement also calls for the seller to receive the first $300,000 of net profits to be earned from future operations. The acquisition resulted in the creation of goodwill amounting to approximately $221,000. Atrium's financial position and results of operations as and for the eight months ended September 30, 1997 have been included in these consolidated financial statements.

      In February 1997, the Company acquired a 75% interest in Open MRI and Diagnostic Services of Toms River, Inc. ("Open MRI"), a newly formed corporation. On March 19, 1997, the Company and its affiliate (which owned the remaining 25%) sold all the outstanding capital stock to Advanced Open MRI and Diagnostic Imaging, P.A., an unrelated party, for the principal sum of $1,000,000. The Company's share of the proceeds of $750,000 resulted in a gain of $592,340. Of the purchase price, $75,000 was received at the signing of the contract, $175,000 was received at the closing in April 1997 and the balance of $750,000 is payable in 30 equal installments of $25,000 commencing 90 days after the opening of the facility. The first installment is expected to be received on May 1, 1998. Using the present value of the note, discounted at 11%, the Company has recorded a gain on the sale of its stock amounting to approximately $489,000. The note is collateralized by 52% of the common stock of Open MRI, which is held in escrow.

Results of Operations

      Year ended September 30, 1997 compared to the year ended September 30, 1996:

      Results of operations, which presents operating data for the Company and Northern New Jersey Medical Management, Inc. reflects total operating revenues of $988,600 as compared to approximately $675,600 or 46%. The increase in management fees resulted from expansion associated with efforts to establish new and existing surgical and diagnostic centers.

      Results of operations from this medical construction business, which began this year, reflects total revenue of $3,506,000.

      Results of operations from medical services such as diagnostic imagery business and radiation therapy, which resulted from acquisitions and ventures in this past year, resulted in revenues of approximately $6,875,000.

      Operating expenses for the year ended September 30, 1997 were approximately $3,938,000, as compared to approximately $1,579,000 for the year ended September 30, 1996, an increase of approximately $2,359,000. Management attributes this increase to expenditures made for salaries, professional fees, consulting expenses and travel and entertainment costs associated with efforts to establish and manage new and existing surgical centers, cash flow for new acquisitions and new entities.

      Interest expense for the year ended September 30, 1997 was approximately $868,000 as compared to approximately $56,000 for the year ended September 30, 1996. This is primarily attributed to the financing of the new acquisitions and new entities.

      Interest income aggregated approximately $122,000 for the year ended September 30, 1997 as compared to approximately $131,000 for the year ended September 30, 1996. This decrease of approximately $9,000 is due to the Company's decrease in the investment balance from the proceeds of the initial public offering.

      Net loss increased to approximately $1,625,000 or $.48 per share for the year ended September 30, 1997 as compared to $952,000 or $.29 for the year ended September 30, 1996, on a primary basis.

      The explanation of this increase is a direct result of the increase in expansion associated with the efforts to establish new and existing surgical centers, as well as emergence into new markets.

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

      Operating expenses for the year ended September 30, 1996 were approximately $1,579,000, as compared to approximately $458,000 for the year ended September 30, 1995, an increase of approximately $1,121,000. Management attributes this increase to expenditures made for salaries, professional fees, consulting expenses and travel and entertainment costs associated with efforts to establish and manage new and existing surgical centers.

      Interest expense for the year ended September 30, 1996 was approximately $56,000 as compared to approximately $14,000 for the year ended September 30, 1995. This is primarily attributed to the unpaid principal pertaining to the acquisition of Northern on May 31, 1995 which accrues interest at the rate of prime plus one percent. In addition, on April 30, 1996, a bank line of credit was established bearing interest at prime plus one percent.

      Interest income aggregated approximately $175,000 for the year ended September 30, 1996 as compared to approximately $44,000 for the year ended September 30, 1995. This increase of approximately $131,000 is due to the Company's investment balance from the proceeds of the initial public offering.

      Net loss increased to approximately $952,000 or $.48 per share for the year ended September 30, 1996 as compared to $50,000 or $.02 for the year ended September 30, 1995, on a primary basis. The explanation of this increase is a direct result of the increase in expansion associated with the efforts to establish new and existing surgical centers.

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

Year ended September 30, 1995 compared to the year ended September 30, 1994:

      Management fees for the year ended September 30, 1995 were approximately $335,000 as compared to approximately $333,000 for 1994, an increase of approximately $22,000. This increase is attributable to an increase in referrals and the number of patients handled at the center.

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

Item 8.     FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

      Index to Consolidated Financial Statements of R.F. Management Corp. and Subsidiaries as of September 30, 1997 and 1996 and for the three year period ended September 30, 1997.

                                                                  Page
                                                                  ----

      Independent Auditor's Report                                F-1,F-2

Consolidated Financial Statements
      Consolidated Balance Sheets                                 F-3,F-4
      Consolidated Statements of Operations                       F-5
      Consolidated Statements of Stockholder's Equity             F-6
      Consolidated Statements of Cash Flows                       F-7,F-8
      Notes to Consolidated Financial Statements                  F-9,F-16

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 1. Changes in control of Registrant

                N/A

Item 2. Acquisition of Disposition

                N/A

Item 3. Bankruptcy or Receivership

                N/A

Item 4. Changes in Registrant's Certifying Accountant

      On March 9, 1998, the Company dismissed Weinick Sanders Leventhal & Co., LLP, located at 1515 Broadway, New York, New York 10036.

      In connection with the recent fiscal year and subsequent interim period preceding Weinick Sanders Leventhal & Co., LLP's dismissal there were disagreements with Weinick Sanders Leventhal & Co., LLP, on matters of auditing scope and procedure. These disagreements include: Management has not revaluated the carrying value of its goodwill arising from operating entities that sustained substantial losses since their Acquisition; Audited financial statements for a material Acquisition for the prior two (2) years are unavailable; Assets of a material subsidiary are no longer in control by the company; Unable to obtain independent verifications of the amount of and existence of material receivables from a party with whom the Company is involved in litigation. As a result of these above issues, which also limited our audit scope, Weinick Sanders Leventhal & Co., would of had to disclaim an opinion on the registrants' financial statement unless all such issues were resolved in an acceptable manner. These disagreements were not resolved to the former accountant's satisfaction.

      Weinick Sanders Leventhal & Co., LLP's report on the financial statements for the past year did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified.

      The Company has requested that Weinick Sanders Leventhal & Co., LLP furnish them with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether they agree with the statements made by the Company in response to this item, and if not, stating the respects in which they do not agree.

      The decision to dismiss the accountants was recommended and approved by the Board of Directors.

      The Company has filed on form 8-K the above referenced information. The Company has engaged Vincent J. Batyr & Co., located at 27 North Broadway, Tarrytown, New York 10591 as its new Certified Public Accountant.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect of them are set forth thereafter:

      Name                Age                  Position
      ----                ---                  --------

Roger Findlay              50           Chairman of the Board of
                                        Directors

Wayne P. Miller            47           President, Secretary
                                        and Director

Louis A. D'Esposito        65           Vice President, Chief
                                        Financial Officer and
                                        Director (retired 10/1/97
                                        as Vice President and Chief
                                        Financial Officer) Director

Patrick O'Connor           44           Director

      Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is selected and qualified.

      Roger Findlay is co-founder and has been Chairman of the Board of Directors since its inception. He resigned as President of the Company, effective May 1997. Since June 1990, Mr. Findlay is also co-founder, President and Chairman of the Board of Modern Medical Modalities Corporation, a public company listed on Nasdaq Small Capital Market, that leases magnetic resonance imaging and computerized axial tomography equipment to hospitals and physicians ("Modern Medical"). Mr. Findlay since 1989 has also been co-founder of Technology Services, Inc. a software support company for medical offices and commercial accounts ("Technology Services"). Mr. Findlay from 1986-1989 was President of Advacare, Inc., a practice management and physician billing company. He was co-founder and President of Effective Management Services, Inc., from 1984 to 1986, which provided facilities management and custom programming for hospitals, universities and physician groups. Mr. Findlay from 1984 to 1986 was also co-founder and President of Medical Accounts Management Services, a software development company. Additionally, from 1986, he has been founder and President of Northern New Jersey Medical Management, Inc., a general partner of a diagnostic imaging center. From 1984 to 1986, Mr. Findlay was Chief Operating Officer of NMR of America, Inc., a publicly traded Company engaged in MRI sites. Mr. Findlay from 1972 to 1986 was President and co-owner of Medical Billing

Services.  Mr. Findlay will devote his full time to the affairs of the Company.

      Wayne P. Miller was elected President of the Company, effective May 1997. He has been Secretary and Director of the Company since December 1995. Mr. Miller from December 1989 to November 1995 was employed by Modern Medical Modalities Corp., a company that leases magnetic resonance imaging and computerized axial tomography equipment to hospitals and physicians, and then by its wholly owned subsidiary Medical Marketing & Management Inc. as National Marketing/Sales Director. Since 1991 Mr. Miller has been employed by The Physicians Network, a company that provides turnkey medical billing systems to billing companies, hospitals and physicians. From 1991 to 1995, Mr. Miller was an independent consultant providing billing and computerized consulting services to physicians and hospitals. Mr. Miller from 1990 to 1991 was Vice President of Billing for Healthnet a company engaged in the business of physician billing and receivable management. From 1986 to 1990, Mr. Miller was Vice President of Marketing with HealthCare Technologies, a company specializing in total turnkey physician billing solutions. Mr. Miller from 1983 to 1986 was contracted by Health Corp. of the Archdiocese of Newark as Vice President of PrimeMark, to establish a hospital based collection agency for three hospitals and create a physician fee-for-service billing company for the hospitals' billing procedures.

      Louis A. D'Esposito was Vice President, Chief Financial Officer and Director of the Company since October 1995 and has retired September 1997. Mr. D'Esposito is an independent director of the Company. From 1993 to 1995, Mr. D'Esposito was the Eastern Regional Manager of DVI Financial Services, Inc., an equipment leasing and finance company specializing in the leasing and financing of high-tech medial equipment. Mr. D'Esposito from 1983 to 1993 was the Regional Manager of U.S. Concord, Inc. a division of the Hong Kong and Shanghai Banking Corporation, also specializing in the leasing and financing of medical equipment.

      Mr. O'Connor is currently an independent director of the Company. Mr. O'Connor is also President of Medical Martketing and Management Inc., a wholly-owned subsidiary of Modern Medical. Mr. O'Connor joined Modern Medical in October 1994 as Vice-President of Sales, Marketing and Project Development. Previous experience has been in the role of acting President of Modern Medical from 1/96 thru 7/97. Other positions held MRI Sales Specialist, Account Executive and Account Specialist with Picker International from August 1982 until October 1994. Other positions held were Hospital Radiological Administrator and Radiological Technician.

Executive Compensation

      The following table sets forth the executive compensation and distribution paid to each executive officer of the Company during the Year ended September 30, 1997.

                         EXECUTIVE COMPENSATION TABLE

------------------------------------------------------------------------------------------------
                   Annual Compensation                      Long-Term Compensation
------------------------------------------------------------------------------------------------
Name and                                                   Restricted
 Principal           Fiscal                     Other      Stock  Options/  LTIP     All Other
Other Position       Year     Salary  Bonus  Compensation  Awards  SARSs   Payouts  Compensation
--------------       ----     ------  -----  ------------  ------  -----   -------  ------------
Roger Findlay
 Chairman and        1997    115,392   --       --          --      --       --        --
 Director

Wayne P. Miller
 President,           1997    86,183    --       --          --      --       --        --
 Secretary
 and Director

Louis A. D'Esposito
 Vice President,       1997   63,345    --       --          --      --       --        --
 Chief Financial
 Officer and Director
------------------------------------------------------------------------------------------------

Employment Contracts.

      In June 1997, the Company entered into an employment agreement with Wayne
P. Miller which provides for a five year term of employment, commencing in June 1997 at a salary of $85,000 for each year. The agreement provides that Mr. Miller is to receive an amount equal to three times his annual salary if this contract is cancelled by the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of this date of this Prospectus, and as adjusted to reflect the sale of the Securities offered hereby, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) all directors and officers of the Company as a group.

Name                    Amount
and Address             and Nature
of Beneficial           of Beneficial
Owner                   Ownership(1)
-------------           -------------

Roger Findlay                 236,096
95 Madison Avenue
Morristown, NJ

Wayne P. Miller                40,000
8 Fredon-Greendale Road
Newton, NJ 07860

Louis A. D'Esposito               ---
29 Glen Drive
Bardonia, NY 10954

Patrick O'Connor                  ---
255 Serpentine Drive
Bayville, NJ 08721

Officers and                  998,000
Directors
as a group
(4 Persons)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Prospectus upon the exercise of warrants or options.

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

      Schedule IV - Indebtedness of and to Related
                      Parties - Not Current                       F-28

      Union Diagnostic Facilities Group, L.P.

      Independent Auditors' Report on Accompanying
      Information                                                 F-29

      Schedule IV - Indebtedness of an to Related
                     Parties - Not Current                        F-30

      Schedule VIII -  Valuation and Qualifying
                          Accounts                                F-31

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

    R.F. MANAGEMENT CORP.


By  /s/Roger Findlay
    -------------------------------------
       Roger Findlay
       Chairman of the Board of Directors

Date
    -------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/Roger Findlay
    -------------------------------------
       Roger Findlay
       Chairman of the Board of Directors


Date
    -------------------------------------
                *     *     *


By  /s/Wayne P. Miller
    -------------------------------------
       Wayne P. Miller
       Director, President and Secretary

Date
    -------------------------------------
                *     *     *


By  /s/Louis A. D'Esposito
    -------------------------------------
       Louis A. D'Esposito
       Director

Date
     ------------------------------------


By  /s/Patrick O'Connor
    -------------------------------------
       Patrick O'Connor
       Director

To the Board of Directors and Stockholders of R.F. Management Corp.

      We have audited the accompanying consolidated balance sheets of R.F. Management Corp. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Northern New Jersey Medical Management, Inc., a wholly-owned subsidiary, which statements reflected total assets of $520,373 and $255,388, as of September 30, 1997 and 1996, ;and total revenues of $341,292, $309,067, and $355,029 for the three year period ended September 30, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Northern New Jersey Medical Management, Inc., is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.F. Management Corp. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1887 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Vincent J. Batyr & Co.

Vincent J. Batyr & Co.
Certified Public Accountants
Tarrytown, New York
March 6, 1998

                    R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                             September 30,
                                                       -------------------------
                                                          1997          1996
                                                       -----------   -----------

Current assets:
      Cash and cash equivalents                        $   523,772   $ 2,258,333
      Certificates of deposit                              707,073       408,266
      Accounts receivable                                3,923,513       296,893
      Note receivable - current portion                     39,827            --
      Loans receivable - stockholders and officers          32,024            --
      Due from affiliates                                       --        19,743
      Loans receivable                                      33,367            --
      Deferred income taxes                                  5,650       218,798
      Other current assets                                 107,285       101,210
                                                       -----------   -----------

            Total current assets                         5,372,511     3,303,243
                                                       -----------   -----------

Other assets:
      Note receivable - net of current portion             441,152            --
      Equipment (net of accumulated depreciation
       of $617,821 and $24,969, respectively)            5,835,756       130,730
      Investment in a limited partnership                   10,250        11,120
      Investment in joint venture                          350,000       350,000
      Deferred consulting fees                             810,599            --
      Deposits and other assets                            245,605        80,866
      Goodwill (net of accumulated amortization of
      $149,554)                                          2,865,901            --
      Organization costs (net of accumulated
      amortization of $49,696 and $ - , respectively)       81,307           192
                                                       -----------   -----------

           Total other assets                           10,640,570       572,908
                                                       -----------   -----------

                                                       $16,013,081   $ 3,876,151
                                                       ===========   ===========

                 See Notes to Consolidated Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   September 30,
                                                           ----------------------------
                                                               1997            1996
                                                           ------------    ------------
Current liabilities:
      Lines of credit                                      $    397,000    $    167,700
      Accounts payable                                        2,127,854          47,505
      Consulting fees payable - current portion                  45,591              --
      Accrued expenses and other current liabilities            905,894          32,766
      Due to affiliates                                         947,816              --
      Deferred income taxes                                      61,605              --
      Notes payable - equipment - current portion             2,099,342              --
      Notes payable - related parties - current portion         456,917         150,000
                                                           ------------    ------------
            Total current liabilities                         7,042,019         397,971
                                                           ------------    ------------

Other liabilities:
      Notes payable - equipment - net of current portion      4,756,021              --
      Notes payable - related parties -
       net of current portion                                 1,546,798         300,000
      Consulting fees payable - net of current portion          990,808              --
                                                           ------------    ------------

           Total other liabilities                            7,293,627         300,000
                                                           ------------    ------------

Minority interest in equity of subsidiaries                      23,975              --
                                                           ------------    ------------

Commitments and contingencies

Stockholders' equity:
      Common stock, $0.0001 par value,
       Authorized - 15,000,000 shares
       Issued and outstanding - 3,460,833 shares
        and 3,327,500 shares, respectively                          346             333
      Additional paid-in capital                              4,223,628       4,123,641
      Deficit                                                (2,570,514)       (985,794)
                                                           ------------    ------------

           Total stockholders' equity                         1,653,460       3,178,180
                                                           ------------    ------------

                                                           $ 16,013,081    $  3,876,151
                                                           ============    ============


                 See Notes to Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Years Ended
                                                 --------------------------------------------
                                                                September 30,
                                                 --------------------------------------------
                                                     1997            1996            1995
                                                 ------------    ------------    ------------
Revenues:
      Net service revenue                        $  6,875,310    $         --    $         --
      Construction revenue                          3,506,025              --              --
      Management fees                                 988,589         312,971         355,029
                                                 ------------    ------------    ------------
Total revenues                                     11,369,924         312,971         355,029
                                                 ------------    ------------    ------------

Costs and expenses
      Operating expenses                            8,937,626       1,579,288         458,047
      Construction costs                            2,722,924              --              --
      Interest                                        868,305          55,615          14,259
      Depreciation and amortization                   792,102          22,817           1,836
      Interest income                                (122,186)       (174,731)        (44,101)
                                                 ------------    ------------    ------------
Total costs and expenses                           13,198,711       1,482,989         430,041
                                                 ------------    ------------    ------------

Loss from operations                               (1,828,847)     (1,170,018)        (75,012)

Gain on sale of subsidiary                            489,228              --              --
                                                 ------------    ------------    ------------

Loss from operations
      before income tax (provisions) recovery      (1,339,619)     (1,170,018)        (75,012)

Income tax (provision) recovery                      (320,932)        217,724          23,398
                                                 ------------    ------------    ------------

Loss from operations before partnership income
(loss)                                             (1,660,551)       (952,294)        (51,614)

Income (loss) from a limited partnership -
      net of income taxes                                (515)             80           1,370
                                                 ------------    ------------    ------------

Loss before minority interest                      (1,661,066)       (952,214)        (50,244)
                                                 ------------    ------------    ------------

Minority interest in income from subsidiaries          36,346              --              --
                                                 ------------    ------------    ------------

Net loss                                         $ (1,624,720)   $   (952,214)   $    (50,244)
                                                 ============    ============    ============

Primary:
      Weighted average shares outstanding           3,415,902       3,327,500       3,123,406
                                                 ============    ============    ============
      Loss per share                             $       (.48)   $       (.29)   $       (.02)
                                                 ============    ============    ============

Fully diluted:
       Weighted average shares outstanding          5,370,902       5,282,500       5,282,500
                                                 ============    ============    ============
      Loss per share                             $       (.30)       $(.18) $            (.01)
                                                 ============    ============    ============

                 See Notes to Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                               -----------------------------------------
                                                             September 30,
                                               -----------------------------------------
                                                   1997           1996           1995
                                               -----------    -----------    -----------
Operating activities:
      Net income (loss)                        $(1,624,720)   $  (952,214)   $   (50,244)
      Adjustments to reconcile net income
        (loss) to net cash provided by
        (used) in operating activities
         Depreciation and amortization             792,102         22,817          1,836
         Deferred income taxes                    (151,543)      (218,347)       (28,159)
         Changes in operating assets and
      liabilities
            Accounts receivable                 (3,566,971)      (206,275)        33,473
            Other current assets                    (6,075)       (84,785)       (34,284)
            Accounts payable and accrued
              expenses                           2,999,068            336         78,184
            Income taxes payable                                   (3,825)         3,825
            Other receivables                      (12,281)            --             --
            Other payables                       2,099,342             --             --
                                               -----------    -----------    -----------

                  Net cash provided by (used
                    in)operating activities        409,624     (1,442,293)         5,631
                                               -----------    -----------    -----------

Investing activities:
      Fixed asset additions                     (6,347,574)      (123,357)       (28,500)
      Investment in a limited partnership             (870)          (135)        (2,317)
      Investment in a joint venture                     --       (350,000)            --
      Investment in a certificate of deposit      (298,807)      (408,266)            --
      Acquisition of subsidiary                 (3,015,455)            --       (150,000)
      Note receivable                             (480,979)        20,000        (20,000)
      Deposits and other assets                   (164,739)       (75,836)            --
      Advances from affiliates                     947,816             --             --
                                               -----------    -----------    -----------

            Net cash used in
               investing activities             (9,360,608)      (937,594)      (200,817)


                 See Notes to Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                              For the Years Ended
                                                    -----------------------------------------
                                                                  September 30,
                                                    -----------------------------------------
                                                        1997           1996           1995
                                                    -----------    -----------    -----------
Financing activities:
      Organizational expenses                       $    81,115    $        --    $      (268)
      Deferred offering costs                                --             --          1,116
      Repayment to stockholders                        (306,917)      (150,000)       (15,000)
      Sale of common stock                              100,000             --      4,824,774
      Advances from line of credit                      229,300        167,700             --
      Additions to long term debt                     6,993,627             --             --
                                                    -----------    -----------    -----------

            Net cash provided by
               financing activities                   7,097,125         17,700      4,810,622
                                                    -----------    -----------    -----------

Net increase (decrease) in cash and cash
equivalents                                          (1,734,561)    (2,362,187)     4,615,436

Cash and cash equivalents - beginning                 2,258,333      4,620,520          5,084
                                                    -----------    -----------    -----------


Cash and cash equivalents - end                     $   523,772    $ 2,258,333    $ 4,620,520
                                                    ===========    ===========    ===========

Supplemental disclosures of cash flow information

      Cash paid during year for
         Interest                                   $    49,418    $     9,672    $        --
         Income taxes                               $       600    $     3,825    $       937

      Noncash transactions
         Issuance of notes payable to
           stockholders in connection with the
           acquisition of subsidiary                               $        --    $   600,000
         Contribution of note payable -
           shareholders to additional paid in
           capital                                                 $        --    $    46,200

                 See Notes to Consolidated Financial Statements

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                Additional                    Retained
                                    Number of      Common        Paid-In     Subscriptions    Earnings
                                     Shares         Stock        Capital      Receivable      (Deficit)        Total
                                   -----------   -----------   -----------    -----------    -----------    -----------
Balance at September 30, 1994      $ 2,000,000   $       200   $     5,680    $    (2,880)   $    56,664    $    59,664

Net proceeds from issuances of
  common stock - private
  placement offering (net of
  expenses of $84,005)                 350,000            35       615,960             --             --       615,9995

Issuance of common stock -
  collection of subscription
  receivable                                --            --            --          2,880             --          2,880

Contributions of note payable -
stockholders                                --            --        46,200             --             --         46,200

Acquisition of Northern New
  Jersey Medical Management,
  Inc. in a manner similar to
  a pooling of interests                    --            --      (750,000)            --             --       (750,000)

Net proceeds from issuance of
  common stock - initial public
  offering (net of expenses of
  $1,365,851)                          977,500            98     4.205.801             --             --      4,205,899

Net loss for the year ended
  September 30, 1995                        --            --            --             --        (50,244)       (50,244)
                                   -----------   -----------   -----------    -----------    -----------    -----------

Balance at September 30, 1996        3,327,500           333     4,123,641             --          6,420      4,130,394

Issuance of common stock for the
  acquisition of Atrium
  Radiology Corp.                      133,333            13        99,987             --             --        100,000

Net loss for the year ended
  September 30, 1997                        --            --            --             --     (1,624,720)    (1,624,720)
                                   -----------   -----------   -----------    -----------    -----------    -----------


Balance at September 30, 1997      $ 3,460,833   $       346   $ 4,223,628    $        --    $(2,570,514)   $ 1,653,460
                                   ===========   ===========   ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995



NOTE 1 - GENERAL AND ACCOUNTING POLICIES

      (a)   Organization:

      R.F. Management Corp. ("R.F.") was incorporated in the State of New York on August 4, 1994. On December 22, 1994, pursuant to an action of the Board of Directors, R.F. affected a 4-for-1 stock split of its $0.0001 par value common stock. The financial statements contained herein have been restated to reflect the stock split and all references to shares issued or outstanding in the accompanying financial statements are on a post-split basis.

      (b)   Principal Business Activity:

      R.F.'s business is to provide management advisory and other services in connection with the establishment and operation of free standing, outpatient centers performing ambulatory surgery, diagnostic imaging and radiation therapy. R.F. offers a full range of services, including contract negotiations, site selection, equipment procurement, construction, office personnel and physician staffing, office management, patient scheduling, patient billing, cash collections, personnel management and marketing.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995


(c)   Summary of Significant Accounting Policies:

            (1)   Consolidation Policy:

            The consolidated financial statements include the accounts of R.F. Management Corp. ("R.F."), its wholly-owned subsidiaries, Northern New Jersey Medical Management, Inc. ("Northern"), R.F. Management Corp. of Toms River ("RFTR"), Brady Cancer Centers, Inc. ("BCC"), and Open MRI and Diagnostic Services of Toms River, Inc. ("Open MRI"), and its majority owned subsidiaries, Empire State Imaging Associates, Inc. ("Empire"), Mobiletec, Inc. "(Mobiletec"), Hamilton McGregor International, Inc. ("Hamilton"), and Atrium Radiology corp. ("Atrium"), in which R.F. has a 65%, 75%, 52% and 52% interest, respectively. R.F., Northern, RFTR, BCC, Open MRI, Empire, Mobiletec, Hamilton and Atrium are hereafter collectively referred to as ("the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

            (2)   Cash and Cash Equivalents:

            The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions which at times, may be in excess of the FDIC insurance limit.

            (3)   Accounts Receivable:

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

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995


NOTE 1 - GENERAL AND ACCOUNTING POLICIES. (Continued)

      (c)   Summary of Significant Accounting Policies: (Continued)

            (4)   Equipment:

            Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for, generally using the straight-line method over the lease term or the estimated useful lives of the related asset, 5 to 7 years for office equipment. Expenditures which are not expected to extend the economic life of an asset are expensed as incurred.

            (5)   Goodwill:

            The Company has recorded goodwill relating to the acquisition of subsidiaries which is being amortized over a period of fifteen years.

            (6)   Organizational Expenses:

            Organizational expenses incurred in the set-up of the Company and its subsidiaries have been capitalized and will be amortized over a period of 5 years from the commencement of operations.

            (7)   Deferred Offering Costs:

            All deferred offering costs incurred by the Company in conjunction with the private placement offering and initial public offering
            (IPO) have been charged to additional paid-in capital upon the completion of the offering (see Note 3).

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995


NOTE 1 - GENERAL AND ACCOUNTING POLICIES. (Continued)

      (c)   Summary of Significant Accounting Policies: (Continued)

            (8)   Revenue Recognition:

            Revenue, consisting primarily of management fees generated through contracting agreements between the Company and doctors or physician groups practicing at the Company's facilities, are recognized when the services are rendered. The Company is responsible for the operational management of the facility including non-medical personnel, acquiring or leasing medical equipment, leasing a facility procuring all necessary supplies and billing and collection services.

            Additionally revenue is derived from construction services rendered through its subsidiary, Hamilton and is recognized on an accrual basis under the percentage of completion method of accounting.

            (9)   Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995


NOTE 1 - GENERAL AND ACCOUNTING POLICIES.  (Continued)

      (c)   Summary of Significant Accounting Policies: (Continued)

            (10)  Income Taxes:

            The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) NO. 109, "Accounting for Income Taxes", for financial statements reporting purposes, which required a change from the deferred method (APB 11) to the assets and liability method of accounting for income taxes. The assets and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and the effect of future tax planing strategies to reduce any deferred tax liability. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. The adoption of SFAS 109 did not have a material impact on the consolidated financial statements.

            (11)  Loss Per Share:

            Loss per share has been computed by dividing the net loss by the weighted average number of common shares and common equivalent shares outstanding during each period.

            (12)  Fair Value of Financial Instruments:

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

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 2 - GOING CONCERN.

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,669,508 as of September 30, 1997, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

      On September 18, 1997 the Company's Board of Directors resolved to pursue a potential merger with Modern Medical Modalities Corp., and affiliated company. That plan is presently in the exploratory stage.

      The Company has also begun implementation of a restructuring plan for its subsidiaries and believes this plan will make the Company profitable in future periods. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result should the Company be unable to continue as a going concern.

      An agreement has been negotiated with the principle of Mobile Medical Services Ltd. to convert the stock purchase to a note receivable with the Company maintaining the stock and assets as collateral. The payments are to commence in March, 1998. The general terms call for a $20,000 payment in March and for quarterly payments of $10,000 increasing to $20,000.

      During August, 1998, management expects to finalize the Brady equipment payments which will result in an additional $45,000 in monthly net cash to Brady Cancer Centers, Inc.

      Additional cash will be realized from a proposed offering of Hamilton McGregor International, Inc.

      The Company has also entered into a marketing agreement with an unrelated facility. This agreement will bring an additional $4,000 a month to the Company over the next nine months. In addition, the Company has been approached by a facility in Scranton, PA to provide management, marketing and billing for a monthly fee and percentage of collections.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995


NOTE 2 - GOING CONCERN.  (Continued)

      The Company is in the process of financing $200,000 of Union Diagnostic's accounts receivable which will go toward paying the Company its accrued management fees. The time frame is approximately the third week in March, 1998.

      The Company's officers have voluntarily agreed to forego drawing a salary until cash flow is again positive. This will result in a reduction of approximately $12,000 of salaries per month.

      Effective March 5, 1998 the Company and its 52%-owned subsidiary, Hamilton-McGregor International, Inc. ("Hamilton"), restructured its note payable to a related party. Under the terms of the amended agreements, the principal amount of the not would be reduced to $200,000 in cash, payable over thirty-six months, plus interest calculated at prime plus 1% and a thirty-six month option to purchase 250,000 shares of Hamilton stock at $.05.

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.

      On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. The terms of the agreement called for the Company to make payments directly to designated creditors on behalf of Mobile. As of September 30, 1997, $350,000 is reflected as an investment in joint venture.

      On November 15, 1996, the Company acquired seventy-five percent (75%) interest in Mobiletec, Inc. ("Mobiletec"), a newly formed entity incorporated in the State of New Jersey. Mobiletec provides mobile M.R.I. facilities to doctors, hospitals and medical groups for which it receives a per-test or daily rental fee. The results of operations from its inception are included in these consolidated financial statements.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.  (Continued)

      On December 1, 1996, the Company acquired certain assets and assumed certain liabilities form Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are used to provide radiation therapy services and are located in Voorhees, New Jersey and Havertown and Langhorne, Pennsylvania. The purchase price for these assets was $3,700,000. The Company also assumed certain notes payable totaling approximately $837,000. The fair value of the assets acquired aggregated approximately $3,280,000. The difference between the purchase price and the fair value of the assets, net of liabilities assumed, resulted in the creation of goodwill of approximately $1,257,000. In connection with the acquisition, the Company has arranged for financing of the purchase price aggregating $3,500,000, in the form of installment notes, payable in 60 monthly installments including interest at 11.6%, totaling approximately $77,150 per month. Repayment of these notes commenced March 1, 1997.

      In March, 1997, the Company formed a new wholly-owned subsidiary, Brady cancer Centers, Inc. and transferred to assets acquired from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. to the subsidiary.

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

      On January 1, 1997, the Company acquired 52% of the outstanding capital stock of Hamilton McGregor International, Inc. ("Hamilton") in a private transaction with a related party for a total purchase price of $750,000. Hamilton, through a wholly-owned subsidiary, is a general construction contractor. As part of the purchase price, the Company issued an installment note in the sum of $600,000, without interest payable in four annual installments on the anniversary date of the agreement. When discounted, assuming the Company's normal cost of funds, the purchase price has been recorded as approximately $615,000 and resulted in the creation of goodwill of approximately $350,000. Hamilton's fiscal year ends on June 30. Hamilton's financial position and results of operations as of and for the six months ended June 30, 1997 have been included in these consolidated financial statements.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.  (Continued)

      Payment of any of the installments may be deferred for up to one year. Payments may also be taken in the form of common stock of the Company at equivalent values. Both of these options are solely at the discretion of the seller.

      On January 31, 1997, the Company acquired 52% of the outstanding capital stock of Atrium Radiology Corp. ("Atrium") for 133,333 shares of the Company's common stock, having a fair value of $100,000 on the date of acquisition. The agreement also calls for the seller to receive the first $300,000 of net profits to be earned from future operations. The acquisition resulted in the creation of goodwill amounting to approximately $221,000. Atrium's financial position and results of operations as of and for the eight months ended September 30, 1997 have been included in these consolidated financial statements.

      In February 1997, the Company acquired a 75% interest in Open MRI and Diagnostic Services of Toms River, Inc. ("Open MRI"), a newly formed corporation. On March 19, 1997, the Company and its affiliate (which owned the remaining 25%) sold all the outstanding capital stock to Advanced Open MRI and Diagnostic Imaging, P.A., and unrelated party, for the principal sum of $1,000,000. The Company's share of the proceeds of $750,000 resulted in a gain of $592, 340. Of the purchase price, $75,000 was received at the signing of the contract, $175,000 was received at the closing in April 1997 and the balance of $750,000 is payable in 30 equal installments of $25,000 commencing 90 days after the opening of the facility. The first installment is expected to be received on May 1, 1998. Using the present value of the note, discounted at 11%, the Company has recorded a gain on the sale of its stock amounting to approximately $489,000. The note is collateralized by 52% of the common stock of Open MRI, which is held in escrow.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 4 - RESTRICTED CASH.

      Restricted cash consists of two certificates of deposit in the aggregate principal sum of $700,000, which amounted to $707,073 including accrued interest at September 30, 1997. The first certificate, in the principal sum of $400,000, has been pledged as collateral to secure the Company's revolving line of credit with a bank (See Note 10) and matures on April 30, 1998. The second certificate in the principal sum of $300,000, has been pledged as collateral to secure a standby letter of credit for the benefit of DVI Financial Services, Inc. and matures on February 20, 1998. The certificates of deposit earn interest at the annual rates of 5.16% and 4.69%, respectively.

NOTE 5 - NOTE RECEIVABLE.

      In conjunction with the aforementioned sale in March 1997 of Open MRI and Diagnostic Services of Toms River, Inc. ("Open MRI"), the Company received a 75% interest in a note receivable of $750,000, payable in 30 equal monthly installments of $25,000. Payments under the note are to commence 90 days after the opening of the center, which is expected to be April 1, 1998. The note bears no stated rate of interest and has therefore been discounted using an interest rate of 11% (the rate at which the Company could presently borrow funds) to arrive at its present value.

      The present value and annual maturities of the note receivable at September 30, 1997 is as follows:

                  Face amount of note               $  750,000
                  Less:  Discount @ 11%                108,696
                                                    ----------
                  Present value of future payments     641,304
                  Less:  Affiliate portion in note     160,326
                                                    ----------

                                                    $  480,978
                                                    ==========

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 5 - NOTE RECEIVABLE.  (Continued)

                  Annual maturities are as follows:

                  Years ending
                  September 30, 1997

                  1998                              $   39,827
                  1999                                 185,648
                  2000                                 207,131

                  2001                                  48,372
                                                    ----------

                                                    $  480,978
                                                    ==========

NOTE 6 - EQUIPMENT

      Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                                        September 30,
                                                    1997            1996

      Buildings                                 $  680,000       $       --

      Equipment                                  5,158,510          118,990

      Furniture and fixtures                       337,190           34,978

      Leasehold improvements                       184,588            1,731

      Computer equipment                           106,330               --

      Vehicles                                     186,209               --
                                                ----------       ----------
                                                 6,652,827          155,699

      Less:  Accumulated depreciation and
      amortization                                 817,071           24,969
                                                ----------       ----------

                                                $5,835,756       $  130,730
                                                ==========       ==========

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 7 - INVESTMENT IN A LIMITED PARTNERSHIP.

      The Company has a one percent (1%) ownership in Union Diagnostic Facilities Group, L.P. the investment is recorded on the equity method since the Company is the only general partner. The Company's duties include contract negotiations, site selection, equipment procurement, construction, office personnel and physician staffing, office management and marketing. The Company records its income from the limited partnership monthly.

      Effective January 1, 1995, the limited partnership changes its reporting period from December 31 to September 30, for financial statement purposes. The following is a summary of condensed financial data from the audited financial statements of the limited partnership in which the Company has an investment at September 30, 1997, 1996 and 1995 and December 31, 1994, 1993 and 1992:

                       Total         Long-Term        Total         Total
                       Assets          Debt        Liabilities     Capital
                     -----------   --------------  ------------  -----------

         09/30/97    $1,173,998        $ 122,857      $ 881,091    $ 272,907
         09/30/96       821,822          102,702        402,117      419,704
         09/30/95       703,809           56,175        251,117      452,692
         12/31/94       629,545           69,004        240,138      389,407
         12/31/93       331,949               -          99,287      232,662

                                Assets                   Liabilities
                                       Non-                          Non-
                      Current         Current        Current       Current
                     -----------   --------------  -------------   ---------

         09/30/97     $ 648,785        $ 525,213      $ 758,234    $ 122,857
         09/30/96       454,465          367,356        299,415      102,702
         09/30/95       445,849          257,960        194,942       56,175
         12/31/94       405,566          223,979        171,134       69,004
         12/31/93       214,488          117,461         99,287          -

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 7 - INVESTMENT IN A LIMITED PARTNERSHIP.  (Continued)

                                                       Net        Allocation
                                        Net           Income      of Income
                                     Revenues         (Loss)        (Loss)
                                   --------------  -------------  -----------

         09/30/97                     $1,637,445       ($87,047)    ($870)
         09/30/96                      1,642,128         13,637       135
         09/30/95                      1,243,165        169,285     1,693
         12/31/94                      1,648,846        249,495     2,495
         12/31/93                      1,454,038        181,800     1,818
         12/31/92                      1,341,140        155,461     1,555

      Gross profit and income from continuing operations does not differ from net income. The partnership has no redeemable securities or minority interest.

NOTE 8 - DEFERRED CONSULTING FEES.

      In connection with the asset purchase agreement between the Company and Luther W. Brady & Associates, P.C. et al., as described more fully in Note 3, the Company has entered into a consulting agreement with Dr. Brady. Under the terms of the agreement, Dr. Brady has agreed to make himself available for consultation with regard to acquisitions, design, operations, staffing, patient care, medical education and equipment acquisitions and installation for the existing and any future radiation treatment centers.

      The agreement is for an initial term of six years and is automatically renewable for one year periods thereafter. The Company is obligated to pay Dr. Brady whether he is called upon to render these services or not and regardless of any incapacity or event of death. Under the initial term of the agreement the Company has agreed to pay Dr. Brady $250,000 a year, payable in equal monthly installments of $20,833, for a total of $1,500,000.

      As a result of its contractual obligation to pay Dr. Brady or his successors, the Company has recorded the obligation on a present value basis and the corresponding deferred asset derived therefrom.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

      NOTE 8 - DEFERRED CONSULTING FEES.  (Continued)

      As of September 30, 1997, the present value of deferred consulting fees, using an assumed interest rate of 11.7% amounted to $810,599. The annual amortization of the deferred asset is as follows:

                            Years Ending
                           September 30,
                           -------------

                                1998                $ 156,890
                                1999                  156,890
                                2000                  156,890
                                2001                  156,890
                                2002                  156,890
                                2003                   26,149

NOTE 9 - LINE OF CREDIT.

      The Company established a revolving line of credit with a bank to borrow up to $400,000, with interest charged on a monthly basis at the bank's prime rate plus 1%. The line is collateralized by a certificate of deposit which matures on April 30, 1998, the expiration date of the line. As of September 30, 1997 and 1996, amounts outstanding under this facility totaled $397,000 and $168,000, respectively.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 10 - NOTES PAYABLE.

       Notes payable consist of the following:

       A $200,000 note payable to a bank, bearing
       interest at prime plus 1% maturing on December
       31, 1997.  The Company and the bank
       subsequently established a monthly payment
       schedule of $20,000 of principal plus interest
       for the repayment of the note commencing on
       October 30, 1997.  If all payments are paid as
       agreed, the bank agrees to extend the maturity
       date until         .  The loan is guaranteed
       by certain stockholders                            $   200,000

       Capital lease obligations for the acquisition
       of equipment amounting to $9,101,243, payable
       in monthly installments of $394 to $61,350,
       including interest at a rate varying from 9.00%
       to 14.79% per annum.                                 6,655,362
                                                          -----------

                                                            6,855,362
       Less:  Current maturities                            2,099,341
                                                          -----------


                                                          $ 4,756,021
                                                          ===========

       The annual principal maturities under these notes are as follows:

                        Years Ending
                        September 30,
                        -------------

                            1998                       $ 2,099,341
                            1999                         1,826,183
                            2000                         1,335,341
                            2001                         1,032,845
                            2002                           561,652
                                                       -----------

                                                       $ 6,855,362
                                                       ===========

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 11 -    NOTES PAYABLE - RELATED PARTIES.

Notes payable - related parties consists of the following:

      A $225,000 note issued in connection with the
      purchase of Empire State Imaging Associates,
      Inc., payable in 9 monthly installments of
      $25,000 plus 1% interest on the unpaid balance.    $   100,000

      A $600,000 note issued in connection with the
      purchase of Northern New Jersey Medical
      Management, Inc. payable in 4 annual installments
      of $150,000, which bears interest at prime plus
      1% per month.                                          300,000

      A $600,000 note issued in connection with the
      purchase of Hamilton McGregor International,
      Inc., payable without interest payable in 4
      annual installments of $150,000, discounted to
      its present value using an assumed interest rate
      of 11%.                                                503,760

      A $1,000,000 note issued in connection with the
      purchase of Prime Contracting Corp. See Note
      16(d)                                                1,000,000


      A $113,181 loan advanced from a stockholder,
      payable on demand bearing interest at 9.5% per
      annum.                                                  99,955
                                                         -----------

                                                         $ 2,003,715
                                                         ===========

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 11 - NOTES PAYABLE - RELATED PARTIES.  (Continued)

          The annual principal maturities under these notes are as follows:

                   Years Ending
                   September 30,
                   -------------

                       1998               $   456,917
                       1999                 1,268,727
                       2000                   131,788
                       2001                   146,283
                                          -----------

                                          $ 2,003,715
                                          ===========

NOTE 12 -    NOTE PAYABLE - CONSULTING

      In conjunction with the acquisition of the "Brady" assets, the Company entered into a consulting agreement with Dr. Brady for an initial term of 6 years at an annual compensation of $250,000 per year payable in monthly installments of $20,833, for a total of $1,500,000. The agreement is automatically renewable for one year increments unless either party provides written notice of their intent to terminate at least 180 days prior to the expiration of any term.

      The company is obligated to pay Dr. Brady or his designees whether or not he renders these services, regardless of incapacity or death. Therefore, the Company has recorded the liability on its books, discounted to its present value using an assumed interest rate of 11.6% (the rate at which the Company could borrow funds), which amounted to $1,036,399 at September 30, 1997.

      The term of the agreement was due to commence on December 1, 1996, but as a result of the initial delay in closing on the asset purchase agreement and the subsequent litigation as described more fully in Note 18, the Company anticipates it will begin making payments under this agreement commencing in March 1998.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 12 - NOTE PAYABLE - CONSULTING.  (Continued)

      Future annual payments due under this agreement are as follows:

                          Years Ending
                         September 30,
                         -------------

                              1998              $  166,667
                              1999                 250,000
                              2000                 250,000
                              2001                 250,000
                              2002                 250,000
                           Thereafter              333,333
                                                ----------

                                                 1,500,000
                 Less:  Amount representing
                        interest                   463,601
                                                ----------

                                                $1,036,399
                                                ==========
NOTE 13 - INCOME TAXES.

      Loss before income taxes, income tax benefit, partnership income, income tax expense on partnership income and net loss are as follows:

                                             September 30,
                            ------------------------------------------------
                                 1997             1996            1995
                            ----------------  --------------  --------------

Loss before income taxes    $   (1,339,619)   $ (1,170,018)   $    (75,012)
Income tax (provision)
benefit                           (320,932)         217,724          23,398
                            --------------    ------------    ------------

                                (1,660,551)       (952,294)        (51,614)
                                              ------------    ------------

Partnership income (loss)             (870)             135           2,317
Income tax expense on
  partnership income                    355              55             947
                            --------------    ------------    ------------

                                      (515)              80           1,370
                            --------------    ------------    ------------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995



Net loss                    $   (1,624,720)   $   (952,214)   $    (50,244)
                            ==============    ============    ============

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 13 - INCOME TAXES.  (Continued)

The following is a reconciliation of the U.S. federal statutory tax rate and the apparent tax rate:

                                                          September 30,
                                               ---------------------------------
                                                  1997        1996        1995
                                               ---------   ---------   ---------

       U.S. federal tax                         (34.00%)    (34.00%)    (34.00%)
       State taxes, net of federal tax           (6.00%)      6.00%)
         benefit                                 (6.00%)     (6.00%)     (6.00%)
       Benefit from net operating loss
         (NOL) carryforward                      --          --          12.13%
       Valuation allowance                       --          20.88%      --
       Other                                      2.04%       0.51%      (3.32%)
                                                ------      ------      ------

       Apparent tax rate                        (37.96%)    (18.61%)    (31.19%)
                                                ======      ======      ======

NOTE 14 - STOCKHOLDERS' EQUITY

      (a) Private Placement Offering:

      In August 1994, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps to make a private placement of the Company's securities in order to raise capital. On December 22, 1994, the Company's common stock was split 4-for-1. The effect of the split is being reflected retroactively. In December of 1994, the Company completed an offering of its securities under an exemption pursuant to Regulation D - Rules Governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1933. The $800,000 offering was to include the sale of 400000 shares (after giving effect to the 4-for-1 stock split). The offering closed on December 15, 1994, with the sale of 350,000 (shares after giving effect to the 4-for-1 stock split on December 22, 1994) of the Company's $0.0001 par value voting common stock at the offering price of $2.00 per share (after giving effect to toe 4-for-1 stock split) that raised an aggregate of $615,995, net of expenses of $84,005, for the Company.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 14 - STOCKHOLDERS' EQUITY.  (Continued)

      (b)   Initial Public Offering:

      In December 1994, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps to make an initial public offering (IPO) of the Company's securities in order to raise capital. Management was granted authority to file a registration statement (on Form S-1) with the United States Securities and exchange Commission (SEC) pursuant to the Securities Act of 1933 (as amended) and to register the securities in any state jurisdiction that management felt was required and appropriate. The initial public offering called for the Company to offer up to 850,000 shares (977,500 shares if the underwriter's over-allotment is exercised) of common stock (the "Common Stock") at $5.50 per share, 850,000 (977,500, if the underwriter's over-allotment is exercised) Class A Redeemable Common Stock Purchase Warrants (the "A Warrants") at $0.10 per warrant and 850,000 (977,500 shares if the underwriter's over-allotment is exercised) Class B Redeemable Common Stock Purchase Warrants (the "B Warrants") at $0.10 per warrant. Each A Warrant entitles the holder to purchase one (1) share of common Stock for a period of eighteen (18) months from the effective date of the offering at a price of $5.50. Each B Warrant entitles the holder to purchase one (1) share of common Stock for a period of thirty-six (36) months from the effective date of the offering at a price of $7.00. The offering was declared effective by the United States Securities and Exchange Commission on July 21, 1995, and closed on July 27, 1995 with the sale of 977,500 B Warrants, and raised an aggregate of $4,205,899, net of expenses of $1,365,851, for the Company.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 15 - RELATED PARTY TRANSACTIONS.

      Operating Expenses:

      The Company maintains an office at 95 Madison Avenue, Suite 301, Morristown, New Jersey. Expenses incurred in the operation of the Company's office facility including rent, telephone and office expenses are allocated to numerous businesses which share the facility. The allocations are based on usage and revenues. Management believes that the allocations are reasonable and proper. The expenses for the years ended September 30, 1997, 1996, and 1995 aggregated $75,550, $63,560, and
      $12,142, respectively. During the year ended September 30, 1996, the Company paid $60,000 for consulting services to an affiliated company. Furthermore, during the year ended September 30, 1996, the Company acquired software from another related party at an approximate cost of $35,000.

      The Company entered into an agreement with an affiliated company to provide marketing services to the Company. For the year ended September 30, 1996, compensation for services totaled approximately $50,000.

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

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 16 - COMMITMENTS AND CONTINGENCIES.

      (a)   Letter of Intent and Underwriters Agreement:

      Pursuant to a signed letter of intent with Landmark Commodities, Inc. d/b/a Landmark International Equities ("Landmark"), the Company has successfully completed the sale of its securities in an initial public offering (IPO) (See Note 15). In addition, the Company has agreed to sell Landmark an option to purchase 977,500 shares of Common Stock including the underwriter's over-allotment, 977,500 A Warrants including the underwriter's over-allotment, and 977,500 B Warrants including the underwriter's over-allotment for a period of four (4) years at one-hundred and twenty percent (120%) of the offering price of $6.60, $0.12 and $0.12, respectively. In January 1995, the Company paid Landmark $50,000, in advance, for financial consulting services. The services are for the period from February 1, 1995 to January 31, 1996.

      (b)   Employment Agreement:

      Effective June, 1997, the Company entered into a five (5) year employment agreement with its president. The agreement provides for an annual salary of eighty thousand dollars ($80,000), plus benefits, and sets forth duties and non-compete clauses.

      (c)   Lease and Management Service Agreements:

            In April 1996, RFTR entered into an agreement to lease a 9,000 square foot facility for five years with a base annual rental cost of $117,000. Included in the other assets at September 30, 1996 is approximately $19500 of rental payments, which will be expensed upon the opening of the facility.

      In July 1996, RFTR entered into a lease and management service agreement with Surgical associates, P.A. to provide space, equipment and non-professional services, including management and billing and collection functions to a newly formed Surgical Center.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 16 - COMMITMENTS AND CONTINGENCIES.  (Continued)

      (c)  Lease and Management Service Agreements:  (Continued)

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

      (d)   Subsequent Events:

      An agreement has been negotiated with the principle of Mobile Medical Services Ltd. to convert the stock purchase to a note receivable with the Company maintaining the stock and assets as collateral. The payments are to commence in March, 1998. The general terms call for a $20,000 payment in March and for quarterly payments of $10,000 increasing to $20,000.

      During August, 1998, management expects to finalize the Brady equipment payments which will result in an additional $45,000 in monthly net cash to Brady Cancer Centers, Inc.

      Additional cash will be realized from a proposed offering of Hamilton McGregor International, Inc.

      The Company has also entered into a marketing agreement with an unrelated facility. This agreement will bring an additional $4,000 a month to the Company over the next nine months. In addition, the Company has been approached by a facility in Scranton, PA to provide management, marketing and billing for a monthly fee and percentage of collections.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 16 - COMMITMENTS AND CONTINGENCIES.  (Continued)

      (d)    Subsequent Events:  (Continued)

      The Company is in the process of financing $200,000 of Union Diagnostic's accounts receivable which will go toward paying the Company its accrued management fees. The time frame is approximately the third week in March, 1998.

      The Company's officers have voluntarily agreed to forego drawing a salary until cash flow is again positive. This will result in a reduction of approximately $12,000 of salaries per month.

      Effective March 5, 1998 the Company and its 52%-owned subsidiary, Hamilton-McGregor International, Inc. ("Hamilton"), restructured its note payable to a related party. Under the terms of the amended agreements, the principal amount of the note would be reduced to $200,000 in cash, payable over thirty-six months, plus interest calculated at prime plus 1% and a thirty-six month option to purchase 250,000 shares of Hamilton stock at $.05.

      Effective December 1, 1997, the $600,000 Note issued to a related Party (see Note 11) in connection with the Purchase of Hamilton McGregor International, Inc. was forgiven. The related promissory note was cancelled, therefore resulting in no further obligation.

NOTE 17 - LITIGATION

      In October 1995, Northern New Jersey Medical Management, Inc. the Company's wholly owned subsidiary, was named as a party in a lawsuit initiated by several of the limited partners in Union Diagnostic Facilities Group, L.P. The suit alleges, among other things, breach of fiduciary duty, mismanagement and negligence. The suit is presently in the discover stage and, therefore, no determination as to the possible outcome can be made. The Company believes the suit is without merit and intends to vigorously defend itself.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995

NOTE 17 - LITIGATION.  (Continued)

      In April 1997, the Company was named as co-defendant in a lawsuit against Dr. Luther Brady, his affiliates and associates, his attorneys and an alleged employee of the Company. The suit, filed by a former associate of Dr. Brady's, alleges that this individual had certain prior contractual rights to acquire the assets employed in the operation of the Company's radiation therapy center, located in Voorhees, New Jersey. The plaintiff seeks unspecified damages against the Company for alleged fraud, equitable fraud and tortious interference with the contract. The Company has denied these allegations in its response.

      In June 1997, the Company filed a third-party complaint against various Brady affiliates and their attorneys, alleging that it has no knowledge of any pre-existing rights to acquire the assets and that failure to disclose such rights is a breach of numerous representations and warranties contained in the asset purchase agreement. The Company seeks contribution and indemnity, damages, partial recession of the various agreements entered into between the Company and the Brady affiliates, injunctive relief and the return of certain monies held in escrow.

      In October 1997, Dr. Brady's and the Company agreed to allow Dr. Brady and his affiliates to oversee daily operations and the related cash flows of the three centers. Dr. Brady has submitted a schedule of the proceeds and uses thereof, but to date there has been no full accounting. Dr. Brady alleges that the centers have operated at a cash short fall during this period, which his affiliates have subsidized.

      Also in October 1997, the Brady affiliates returned $1,500,000 of the funds being held in escrow to the Company's lender. These funds are being held in escrow by the lender pending a resolution of the various legal issues involved.

      In addition to the aforementioned legal issues associated with the acquisition of the "Brady" assets, the agreement called for the Company to receive six times the weekly average of accounts receivable generated during the period from January 1 to June 1, 1996, which the Company had previously estimated at $350,000. The Company and Dr. Brady had been unable to arrive at an agreed upon amount and as a result, the Company has reserved the amount in full pending a resolution of the dispute.

                          Independent Auditors' Report

To the Board of Directors and Stockholders:
   Northern New Jersey Medical Management, Inc.

We have audited the accompanying balance sheets of Northern New Jersey Medical Management, Inc. as of September 30, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Northern New Jersey Medical Management, Inc. as of September 30, 1997 and 1996 and the results of its operations and its cash flows for the three year period ended September 30, 1997 in conformity with generally accepted accounting principles.


/s/ Davenprot & Associates, PA
DAVENPORT & ASSOCIATES, PA
Certified Public Accountants

Colonia, New Jersey
November 20, 1997

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                                 Balance Sheets
                           September 30, 1997 and 1996


                                                          1997       1996
                                                        --------   --------

                              Assets

Current Assets:
  Cash and cash equivalents                             $    430   $  5,047
  Accounts receivable (Note 1)                           418,690    185,698
  Deferred income taxes (Notes 1 and 5)                   58,699     18,485
  Other current assets                                     3,600      3,100
                                                        --------   --------

      Total current assets                               481,419    212,330
                                                        --------   --------

Other Assets:
  Equipment, net of accumulated depreciation of
      $8,669 and $5,435, respectively (Notes 1 and 2)     23,674     26,908
  Investment in limited partnership (Note 3)              10,250     11,120
  Security deposits                                        5,030      5,030
                                                        --------   --------

      Total other assets                                  38,954     43,058
                                                        --------   --------

      Total Assets                                      $520,373   $255,388
                                                        ========   ========

See accompanying notes to financial statements.

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                                 Balance Sheets
                           September 30, 1997 and 1996

                                                              1997        1996
                                                           --------     --------

            Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                   $  20,165    $     472
  Income taxes payable (Notes 1 and 5)                         --           --
  Deferred income taxes payable (Notes 1 and 5)              61,605       43,257
  Advances from stockholder (Note 6)                        398,713      139,000
                                                           --------     --------


      Total current liabilities                             480,483      182,729

Other Liabilities:
  Loan payable - stockholders (Note 6)                         --           --
                                                           --------     --------

      Total liabilities                                     480,483      182,729
                                                           --------     --------
Commitments and contingencies (Notes 1, 6, and 8)

Stockholders' Equity:
  Capital stock:
    Common stock - No par value; 2,500 shares
       authorized; 100 shares issued and
       outstanding                                             --           --
  Additional paid-in capital                                 47,200       47,200
  Retained earnings (deficit)                                (7,310)      25,459
                                                           --------     --------
      Total Stockholders' Equity                             39,890       72,659
                                                           --------     --------

            Total Liabilities and Stockholders' Equity    $ 520,373    $ 255,388
                                                          =========    =========
See accompanying notes to financial statements

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                              Statements of Income
              For the years ended September 30, 1997, 1996 and 1995



                                                1997         1996         1995
                                             ---------    ---------    ---------

Management fee income                        $ 341,292    $ 309,067    $ 355,029
                                             ---------    ---------    ---------

Costs and expenses:
    Salaries and consulting fees - officers
      and affiliated companies (Note 6)        300,000      300,000      270,616
    Payroll                                     35,244       13,272          269
    Payroll taxes                                5,783        1,015        9,546
    Rent                                         1,200        1,200        1,200
    Office expense                               6,063        1,774        2,908
    Professional fees                           40,940       36,204        7,921
    Travel                                       1,880        4,809       17,643
    Depreciation expense                         3,234        3,234        1,809
    Interest expense                               513          192           --
    Interest income                                 --       (2,175)          --
                                             ---------    ---------    ---------

    Total costs and expenses                   394,857      359,525      311,912
                                             ---------    ---------    ---------

Income (loss) from continuing operations
    before provision for (recovery of)
    income taxes                               (53,565)     (50,458)      43,117

Provision for (recovery of) income taxes
    (Notes 1 and 5)                            (21,311)     (19,178)      21,027
                                             ---------    ---------    ---------
Income (loss) from continuing operations
    before partnership income                  (32,254)     (31,280)      22,090

Income (loss) from limited partnership -
    net of income taxes (Notes 1, 3 and 5)        (515)          80        1,370
                                             ---------    ---------    ---------
Net income (loss)                            $ (32,769)   $ (31,200)   $  23,460
                                             =========    =========    =========

See accompanying notes to financial statements.

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                       Statements of Stockholders' Equity
              For the years ended September 30, 1997, 1996 and 1995



                                                       Additional
                                      Number    Common   Paid-In     Retained
                                     of Shares  Stock    Capital     Earnings      Total
                                     ---------  -----  ---------     --------   --------
Balance at September 30, 1994           100   $   --   $   1,000   $  56,664    $  57,664

Net income for the year ended
    September 30, 1995                   --       --       --         23,460       23,460

Additions to additional paid-in
    capital for the year ended
    September 30, 1995                   --       --      46,200          --       46,200

Dividends paid during the year
    ended September 30, 1995             --       --       --        (23,465)     (23,465)
                                        ---   ------   ---------   ---------    ---------

Balance at September 30, 1995           100       --      47,200      56,659      103,859

Net loss for the year ended
    September 30, 1996                   --       --       --        (31,200)     (31,200)
                                        ---   ------   ---------   ---------    ---------

Balance at September 30, 1996           100       --      47,200      25,459       72,659

Net loss for the year ended
    September 30, 1997                   --       --       --        (32,769)     (32,769)
                                        ---   ------   ---------   ---------    ---------

Balance at September 30, 1997           100   $   --   $  47,200   $  (7,310)   $  39,890
                                        ===   ======   =========   =========    =========

See accompanying notes to financial statements.

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                            Statements of Cash Flows
              For the years ended September 30, 1997, 1996 and 1995



                                                          1997         1996         1995
                                                        ---------    ---------    ---------
Cash Flows From (Note 7):
Operating activities:
  Net income (loss)                                    $ (32,769)   $ (31,200)   $  23,460
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                         3,234        3,234        1,809
      Deferred income taxes                              (21,866)     (19,202)      16,266
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable      (232,992)     (95,080)      33,473
        (Increase) decrease in other current assets         (500)      (3,100)       1,883
         Increase (decrease) in accounts payable
          and accrued expenses                            19,693       (5,359)       5,080
         Increase (decrease) in income taxes payable          --       (3,825)       3,825
                                                       ---------    ---------    ---------

Net cash provided by (used in) operating activities     (265,200)    (154,532)      85,796
                                                       ---------    ---------    ---------

Investing activities:
  Additions to fixed assets                                   --           --      (28,500)
  Investment in limited partnership                          870         (135)      (2,317)
  Addition to note receivable                                 --       (2,175)     (20,000)
  Collections on note receivable (Note 4)                     --       22,175           --
                                                       ---------    ---------    ---------

Net cash provided by (used in) investing activities          870       19,865      (50,817)
                                                       ---------    ---------    ---------

Financing activities:
  Increase (decrease) in advances from stockholder       259,713      139,000           --
  Repayment of loans payable - stockholders                   --           --      (15,000)
  Dividends paid                                              --           --      (23,465)
                                                       ---------    ---------    ---------

Net cash provided by (used in) financing activities      259,713      139,000      (38,465)
                                                       ---------    ---------    ---------
Net increase (decrease) in cash                           (4,617)       4,333       (3,486)
Cash - beginning of period                                 5,047          714        4,200
                                                       ---------    ---------    ---------
Cash - end of period                                   $     430    $   5,047    $     714
                                                       =========    =========    =========

See accompanying notes to financial statements.

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                          Notes to Financial Statements
              For the years ended September 30, 1997, 1996 and 1995

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

      b.    Accounts Receivable

            Accounts receivable is stated net of contractual allowances. Based upon its past history, the Company estimates the amount of the accounts receivable that it does not expect to receive. The Company values its uncollected accounts receivable as part of its determination of profit and constantly reviews the valuation. The continuing review and gathering of additional information, as well as changing reimbursement rates, may cause adjustments.

      c.    Fixed Assets

            Fixed assets are stated at cost. Depreciation is provided for over the estimated useful lives of the assets by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. At the time of retirement or other disposition of fixed assets, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in the statement of income. Maintenance, repairs and minor renewals are charged to income as incurred except that expenditures which substantially increase the useful lives of the respective properties are capitalized.

      d.    Revenue Recognition

            Management fees are generated, through a contractual agreement between the Company and a limited partnership, Union Diagnostic Facilities Group, L.P. ("Union"), based on a percentage of revenues generated. The Company recognizes management fees when diagnostic imaging services are rendered by Union. The Company owns a minority interest and is the general partner and managing agent. The Company's responsibilities include contract negotiations, site selection, equipment procurement, construction, office personnel and physician staffing, office management, patient scheduling, patient billings, cash collections, personnel management and marketing.

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                          Notes to Financial Statements
              For the years ended September 30, 1997, 1996 and 1995

1.    Summary of Significant Accounting Policies (continued):

      e.    Income Taxes

            Effective October 1, 1993, the Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", for financial statement reporting purposes, which required a change from the deferred method (APB 11) to the assets and liabilty method of accounting for income taxes. The assets and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and the affect of future tax planning strategies to reduce any deferred tax liability. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilites using enacted rates in effect in the years in which the differences are expected to reverse. The adoption of SFAS 109 did not have a material impact on the financial statements.

      f.    Fiscal Year

            The Company has adopted a September 30 year end.

2.    Depreciation:

The principal rates used in calculating depreciation are as follows:

                               Class                 Rates per Annum
                               -----                 ---------------

                             Equipment                    10%

Equipment and related accumulated depreciation at September 30, 1997, 1996 and 1995 consist of the following:

                                                 1997        1996         1995
                                               --------    --------     --------

Equipment                                      $32,343      $32,343      $32,343

Less:  accumulated depreciation                  8,669        5,435        2,201
                                               -------      -------      -------
Total                                          $23,674      $26,908      $30,142
                                               =======      =======      =======

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                          Notes to Financial Statements
              For the years ended September 30, 1997, 1996 and 1995

3.    Investment in Limited Partnership:

The Company has a one (1%) percent ownership in Union Diagnostic Facilities Group, L.P. The investment is recorded on the equity method since the Company is the only general partner. The Company's duties include contract negotiations, site selection, equipment procurement, construction, office personnel and physician staffing, office management, patient scheduling, patient billing, cash collections, personnel management and marketing. The Company records its investment in the limited partnership and its income from the limited partnership monthly.

Effective January 1, 1995, the limited partnership changed its reporting period from December 31 to September 30, for financial statement purposes. The following is a summary of condensed financial data from the audited financial statements of the limited partnership.

                             Total       Long-Term     Total        Total
                            Assets        Debt      Liabilities    Capital
                          ----------   ----------   ----------   ----------

     September 30, 1997   $1,173,998   $  122,857   $  881,091   $  292,907
     September 30, 1996      821,821      102,702      402,117      419,704
     September 30, 1995      703,809       56,175      251,117      452,692

                           Assets                   Liabilities
                    -----------------------   ------------------------
                     Current    Non-Current   Current      Non-Current
                    ----------  -----------   ----------   -----------

September 30, 1997   $648,785   $525,213     $758,234      $122,857
September 30, 1996    454,465    367,356      299,415       102,702
September 30, 1995    445,849    257,960      194,942        56,175

                                              Net          Allocation
                                 Gross       Income         of Income
                                Revenues     (Loss)       (Loss) (1%)
                              ------------  -----------   -------------

          September 30, 1997   $1,637,445   $  (87,047)   $     (870)
          September 30, 1996    1,642,128       13,637           135
          September 30, 1995    1,243,165      169,285         1,693
          December 31, 1994     1,648,846      249,495         2,495

Gross profit and income from continuing operations does not differ from net income. The partnership has no redeemable securities or minority interest.

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                          Notes to Financial Statements
              For the years ended September 30, 1997, 1996 and 1995

4.    Note Receivable:

Note receivable consisted of a $20,000 note with interest at 9% per annum, due on or before April 1, 2000. This note was secured by one Limited Partnership share in Union Diagnostic Facilities Group, L.P. The note was repaid on June 25, 1996.

5.    Income Taxes:

The Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) Number 109, "Accounting for Income Taxes", for financial statement reporting purposes. SFAS Number 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement carrying amounts and tax basis of the assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

The Company does not report income, for tax reporting purposes, on the accrual basis of accounting. As a result of the adoption of SFAS 109, the Company has recorded deferred income tax assets and deferred income tax liabilities, at September 30, 1997, 1996 and 1995 which represent temporary differences arising primarily from the recognition of income on the cash receipts and cash disbursements basis of accounting for income tax reporting purposes at the statutory rates of 35% for Federal income tax purposes and 9% for state income tax purposes, which are expected to be realized in future years. A summary of deferred income tax assets and deferred income tax liabilities is as follows:

                                          1997      1996     1995
                                        -------   -------   -------

             Deferred tax assets        $58,699   $18,485   $ 2,382
                                        =======   =======   =======

             Deferred tax liabilities   $61,605   $43,257   $46,356
                                        =======   =======   =======

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                          Notes to Financial Statements
              For the years ended September 30, 1997, 1996 and 1995

5.    Income Taxes (continued):

The Company has a net operating loss (NOL) carry-forward for Federal income tax purposes of $130,038, $44,779 and $-0- at September 30, 1997, 1996 and 1995,
respectively, available to offset income taxes in future periods until the year ended September 30, 2011. Provision for (recovery of) Federal and State income taxes for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                           1997        1996        1995
                                         -------     -------      ------
        Income taxes - current
           State                        $    200    $     79    $    966
           Federal                            --          --       4,742
                                         -------     -------      ------
        Total income taxes - current         200          79       5,708
                                         -------     -------      ------
        Income taxes - deferred
           State                          (4,724)     (4,230)      3,445
           Federal                       (17,142)    (14,972)     12,821
                                         -------     -------      ------

        Total income taxes - deferred    (21,866)    (19,202)     16,266
                                         -------     -------      ------
        Total provision for (recovery
           of) income taxes             $(21,666)   $(19,123)   $ 21,974
                                        ========    ========    ========

Income (loss) before income taxes, income tax expense (recovery), partnership income (loss), income tax expense (recovery) on partnership income and net income (loss) are as follows:

                                                  1997        1996        1995
                                                --------    --------    --------
Income (loss) from continuing operations
  before income taxes                           $(53,565)   $(50,458)   $ 43,117

Income tax expense (recovery)                    (21,311)    (19,178)     21,027
                                                --------    --------    --------
Income (loss) from continuing operations
  before partnership income                      (32,254)    (31,280)     22,090
                                                --------    --------    --------
Partnership income (loss)                           (870)        135       2,317

Income tax expense (recovery) on
  partnership income (loss)                         (355)         55         947
                                                --------    --------    --------

Income (loss) from limited partnership -
   net of income taxes                              (515)         80       1,370
                                                --------    --------    --------

Net income (loss)                               $(32,769)   $(31,200)   $ 23,460
                                                ========    ========    ========

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                          Notes to Financial Statements
              For the years ended September 30, 1997, 1996 and 1995

5.    Income Taxes (continued):

The following is a reconciliation of the U.S. Federal statutory rate and the apparent tax rate:

                                             1997     1996     1995
                                           ------    ------   ------
U.S. Federal tax                          (35.00)%  (35.00)%   35.00 %

State taxes, net of Federal tax benefit    (5.85)%   (5.85)%    6.00 %

Benefit from net operating loss (NOL)
   carry-forward                               - %       - %  (12.13)%

Other                                       1.05 %    2.85 %    3.90 %
                                          ------    ------    ------

Apparent tax rate                         (39.80)%  (38.00)%   32.77 %
                                          ======    ======     =====

Temporary differences and carry-forwards which give rise to a significant portion of deferred tax assets and liabilities at September 30, 1997 are as follows:

                                                           Deferred Tax
                                          Gross    --------------------------
                                          Amount    Assets         Liabilities
                                        --------   --------        -----------

Accounts receivable                     $129,822   $    --            $ 53,032
Accumulated depreciation                  17,635        --               7,204
Investment in limited partnership          3,351        --               1,369
Accounts payable and accrued expenses     13,831      5,650                --
Net operating loss carry forwards        130,038     53,049                --
                                                   --------           --------

Subtotal                                             58,699             61,605

Valuation allowances                                  --                  --
                                                   --------           --------
Total deferred tax assets and liabilities          $ 58,699           $ 61,605
                                                   ========           ========

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                          Notes to Financial Statements
              For the years ended September 30, 1997, 1996 and 1995

5.    Income Taxes (continued):

Temporary differences and carry-forwards which give rise to a significant portion of deferred tax assets and liabilities at September 30, 1996 are as follows:

                                                       Deferred Tax
                                         Gross    ------------------------
                                         Amount    Assets      Liabilities
                                        --------   --------    -----------

Accounts receivable                     $84,649  $     --        $ 34,579
Accumulated depreciation                 18,447        --           7,535
Investment in limited partnership         2,797        --           1,143
Accounts payable and accrued expenses       472       193              --
Net operating loss carry forwards        44,779    18,292              --
                                                 --------        --------


Subtotal                                           18,485          43,257

Valuation allowances                                  -                -
                                                 --------        --------
Total deferred tax assets and liabilities        $ 18,485        $ 43,257
                                                 ========        ========

Temporary differences and carry-forwards which give rise to a significant portion of deferred tax assets and liabilities at September 30, 1995 are as follows:

                                                       Deferred Tax
                                         Gross    ------------------------
                                         Amount    Assets      Liabilities
                                        --------  --------     -----------

Accounts receivable                     $90,618  $   --         $ 37,018
Accumulated depreciation                 18,290      --            7,471
Investment in limited partnership         4,572      --            1,867
Accounts payable and accrued expenses     5,831     2,382           --
                                                 --------       --------
Subtotal                                            2,382         46,356
                                                 --------       --------
Valuation allowances                                 -              -
                                                 --------       --------
Total deferred tax assets and liabilities        $  2,382       $ 46,356
                                                 ========       ========

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                          Notes to Financial Statements
              For the years ended September 30, 1997, 1996 and 1995

6.    Related Party Transactions:

      a.    Advances From Stockholder

            R.F. Management Corp., the sole stockholder of the Company, made certain advances to the Company. These advances aggregated $398,713 and $139,000 at September 30, 1997 and 1996, respectively, and are anticipated to be repaid by the Company within the next twelve months.

      b.    Loan Payable - Stockholders

            Certain stockholders of the Company have made advances to the Company. These advances aggregated $-0- at September 30, 1997, 1996 and 1995.

      c.    Acquisition

            On May 31, 1995, Northern New Jersey Medical Management, Inc. was acquired by R.F. Management Corp. Two of the officers, stockholders and directors of R.F. Management Corp. were also officers, stockholders and directors of Northern New Jersey Medical Management, Inc. (See acquisition, Note 8 for further details).

      d.    Operating Expenses

            The Company presently maintains an office address at 95 Madison Avenue, Suite 301, Morristown, New Jersey, in the office of the Company's president. The Company utilizes an executive office which is approximately 120 square feet plus a common area consisting of copy and fax machines. Expenses incurred in the operation of the Company's office facility including rent, telephone and office expenses are allocated to numerous businesses which share the facility. The allocations are based on usage and revenues. Management believes that the allocations are reasonable and proper.

                  NORTHERN NEW JERSEY MEDICAL MANAGEMENT, INC.
                          Notes to Financial Statements
              For the years ended September 30, 1997, 1996 and 1995

      7.    Statement of Cash Flows:

            The Company has adopted Financial Accounting Standards Boards (FASB) Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows", for financial statement reporting purposes. The statements of cash flows are presented for the years ended September 30, 1997, 1996 and 1995. These statements present cash flow information as well as the required supplemental information and the effects of non-cash transactions during the periods presented.

            The Company has no non-cash investing or financing activity during the years ended September 30, 1997, 1996 and 1995.

            Supplemental disclosures of cash flow information for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                     1997     1996     1995
                                    ------   ------   -----

                     Interest       $  513   $  192   $ --
                                    ======   ======   =====

                     Income taxes   $   --   $2,025   $ --
                                    ======   ======   =====


8.    Acquisition:

      On May 31, 1995, R.F. Management Corp. acquired one hundred percent (100%) of the outstanding shares (one hundred (100) shares of no par value common stock) of Northern New Jersey Medical Management, Inc. The terms of the agreement call for a payment of one hundred-fifty thousand dollars ($150,000) and a six hundred thousand dollar ($600,000) note, which bears interest at prime plus one percent (1%) and requires principal payments of one hundred-fifty thousand dollars ($150,000), plus accrued interest, on January 30, 1996, 1997, 1998 and 1999. The annual principal payments are subject to a one-third ( ) reduction (to one hundred thousand dollars [$100,000] plus interest) in the event that the gross revenues of the Company fall below two hundred thousand dollars ($200,000) per annum. Additionally, the agreement calls for the recasting of $46,200 of notes from the former officers, stockholders and directors to the Company from stockholder loans to additional paid-in capital.

           Supplement Schedule to Consolidated Financial Statements
             For the years ended September 30, 1997, 1996 and 1995

              Indebtedness of and to Related Parties - Not Current

                              R.F. MANAGEMENT CORP.


                                Balance at       Indebtedness of        Balance
    Name of person              Beginning    Additions    Deductions    at End
    --------------              ---------    ---------    ----------    ------

Stockholders

For the year ended
  Septebmer 30, 1997           $  300,000   $1,246,798    $      --   $1,546,798

For the year ended
  September 30, 1996              450,000           --      150,000      300,000

For the year ended
  September 30, 1995               61,200      450,000       61,200      450,000