Form 10-Q
period 1997-12-31
R F MANAGEMENT CORP
filed 1998-08-14
CIK 934011

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    /X/  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934


                              For the Quarter Ended

                                December 31, 1997
                               -------------------


    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


   For the transition period from                to
                                  --------------   ----------------
                             Commission File Number
                                     0-26488

                              R.F. MANAGEMENT CORP.
             (Exact name of registrant as specified in its charter)


             New York                                    22-3318886
         -------------                                  -----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)


               95 Madison Avenue, Suite 301, Morristown, NJ 07960
               --------------------------------------------------
               (Address principal executive offices)   (zip code)

Registrant's telephone number, including area code (973) 292-2833
                                                   --------------
                                                   --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.


  Common Stock - Par Value $.0001                      3,460,833
  -------------------------------                   ---------------
             Class                               Outstanding Shares At
                                  June 30, 1998

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

On December 27, 1995, R.F. Management Corp. acquired 40% of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a 51% interest in the property owned or leased by its subsidiaries for $350,000. Mobile Medical Services Limited provides mobile MRI, CT, Lithotripsy and Cardiac Catheterization services in the Netherlands, Italy and Germany. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of December 31, 1997, $350,000 is reflected as an investment in joint venture.

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

On December 1, 1996, the Company acquired certain assets and assumed certain liabilities from Luther H. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are employed in the operation of three radiation treatment centers located in Voorhees, New Jersey and Havertown and Langhorne, Pennsylvania. The Company acquired the assets for $3,700,000 and also assumed certain liabilities totalling approximately $837,000. The transaction resulted in the creation of goodwill of approximately $1,257,000.

On December 27, 1996, the Company acquired 65% of the outstanding capital stock of Empire State Imaging Associates, Inc. ("Empire"), a New York corporation, from an affiliated company for $250,000. On June 30, 1998, the Company and its affiliate (which owned the remaining 35%) sold all the outstanding stock to MID Rockland Imaging Partners, Inc., an unrelated party, for the principal sum of $2,500,000. The Company recorded a loss on this transaction in the amount of $392,245.

On January 1, 1997, the Company acquired 52% of the outstanding capital stock of Hamilton McGregor International, Inc. ("Hamilton") from a related party for $750,000. Hamilton, through a wholly-owned subsidiary, is a general construction contractor engaged primarily in the construction of medical suites for the provision of various outpatient services. On December 1, 1997, the $600,000 note payable issued to a related party in connection with the purchase of 822,000 shares of Hamilton McGregor International, Inc. was cancelled. The Company recorded a gain from debt cancellation in the amount of $503,760. In addition, the Company records a charge to operations of approximately
$328,000 representing the carrying value of goodwill recorded at the date of issuance of the note.

On March 3, 1998, the Company restructured the promissory note payable for the acquisition of Prime Contracting Corp. to a related party as follows: $200,000 in cash, payable over 36 months, plus interest calculated at prime plus one percent 1%) and a 36 month option to purchase 250,000 shares of related party stock at $0.05. The Company recorded a gain from note payable restructuring in the amount of $772,650.

On January 31, 1997, the Company acquired 52% of the outstanding capital stock of Atrium Radiology Corp. ("Atrium") for 133,333 shares of this Company's common stock, valued at $100,000 and a guarantee that the first $300,000 in net profits would be paid to the seller. The Company has recorded the purchase in the amount of $400,000. The transaction resulted in the creation of goodwill of approximately $521,000. Atrium presently provides radiological services and is expected to be able to offer MRI scans in the future.

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

                      Three months ended December 31, 1997 to
                       three months ended December 31, 1996.

RESULTS OF OPERATIONS

Total revenues increased $4,529,165 for the three months ended December 31, 1997. This increase was a result of the aforementioned acquisition.

Total costs and expenses increased $4,382,589 for the three months ended December 31, 1997.

Interest expense increased $264,772 for the three months ended December 31, 1997. This increase was a result of the aforementioned acquisitions, as a result of the Company's ability to obtain financing related to the various acquisitions. Depreciation and amortization increased $224,066 for the three months ended December 31, 1997.

Interest income decreased $29,031 for the three month period. This reduction was the result of investing in the aforementioned acquisitions.

Loss from operations increased $528,182 to $795,912 for the three months ended December 31, 1997.

The Company recognized extraordinary gains from the extinguishment of debt in the amount of $503,760 during the three months ended December 31, 1997.

Net loss for the three months ended December 31, 1997 increased $37,796 as a direct result of the aforementioned extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a decrease in cash and cash equivalents for the three months ended December 31, 1997 totalling $364,168.

The Company presently has a working capital deficit of $2,161,475 as compared to $1,669,508 at September 30, 1997. This decrease and resultant deficit is attributable to the Company's rapid expansion.There are no other known trends, demands, commitments or events that will impact the Company's results of operations, liquidity and/or capital resources.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In April 1998, the Company commenced a lawsuit in New York State Supreme Court (County of New York) against its former accountants, Weinick Sanders & Co., LLP, Certified Public Accountants; Weinick Sanders Leventhal & Co., LLP, Certified Public Accountants; Gregory J. Lavin and Ronald J. Tramazzo ("Weinick Sanders"). The Company has alleged in its complaint that the defendant, Weinick Sanders, committed professional negligence, breached its agreement of engagement, engaged in fraudulent inducement and unjust enrichment. The Company is suing the defendant, Weinick Sanders in the amount of $750,000 plus punitive damages. Weinick Sanders has answered and counterclaimed for unjust enrichment and breach of contract in the amount of $119,000.


Item 2.  CHANGES IN SECURITIES

         Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


Item 5.  OTHER INFORMATION

         Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant.

                                    CONFORMED


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         R.F. MANAGEMENT CORP.
         ----------------------
         (Registrant)



Date: August 14, 1998       /s/Roger Findlay
                        ----------------------------------
           Roger Findlay
           Chairman of the Board of Directors


Date: August 14, 1998        /s/Wayne Miller
                         ----------------------------------
          Wayne Miller
          President and Director

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT





To the Board of Directors
R.F. Management Corp.

We have reviewed the consolidated balance sheet of R.F. Management Corp. and Subsidiaries as at December 31, 1997, and the related consolidated statements of operations, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of R.F. Management Corp and Subsidiaries as at September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presently herein, and in our report dated March 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Vincent J. Batyr & Co.
Tarrytown, NY
August 6, 1998

                      R.F. MANAGEMENT CORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                    December 31,     September 30,
                                                       1997              1997
                                                   ------------     -------------
                                                   (Unaudited)
Current assets:
 Cash and cash equivalents                          $  159,604         $  523,772
 Certificates of deposit                               712,997            707,073

 Accounts receivable (less contractual allowances
 of $2,137,961 and $2,127,220, respectively          3,958,958          3,923,513
 Note receivable-current portion                        86,239             39,827
 Loans receivable-stockholders and officers             29,924             32,024
 Loans receivable                                       33,367             33,367
 Deferred income taxes                                   5,650              5,650
 Other current assets                                   72,311            107,285
                                                    -----------        -----------
  Total current assets                             $ 5,059,050        $ 5,372,511
                                                    -----------        -----------
Other assets:
 Note receivable-net of current portion            $   394,740        $   441,152
 Equipment (net of accumulated depreciation
  of $962,766 and $767,375, respectively)            6,672,010          5,835,756
 Investment in a limited partnership                    12,373             10,250
 Investment in joint venture                           350,000            350,000
 Deferred consulting fee                               768,975            810,599
 Deposits and other assets                             295,512            245,605
 Goodwill (net of accumulated amortization of
  $161,393 and $149,554, respectively)               2,525,451          2,865,901
 Organization costs (net of accumulated
  amortization of $161,393 and $149,554,
  respectively)                                         79,941             81,307
                                                    -----------        -----------
  Total other assets                                11,099,002         10,640,570
                                                    -----------        -----------
                                                  $ 16,158,052        $ 16,013,081
                                                    -----------        -----------




                 See Notes to Consolidated Financial Statements

                      R.F. MANAGEMENT CORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    December 31,     September 30,
                                                       1997              1997
                                                   ------------     -------------
                                                   (Unaudited)
Current liabilities:
 Lines of credit                                   $   400,000       $    397,000
 Accounts payable                                    2,470,488          2,127,854
 Consulting fees payable-current portion                45,591             45,591
 Accrued expenses and other current liabilities        788,722            905,894
 Due to affiliates                                     637,783            947,816
 Deferred income taxes                                 120,368             61,605
 Notes payable-equipment-current portion             2,329,685          2,099,342
 Notes payable-related parties-current protion         427,888            456,917
                                                  -------------      -------------
  Total current liabilities                          7,220,525          7,042,019
                                                  -------------      -------------

Other liabilities:
 Notes payable-equipment-net of current portion      5,602,759          4,756,021
 Notes payable-related parties-net of current
  portion                                              944,762          1,546,798
 Consulting fees payable-net of current portion        990,808            990,808
                                                  -------------      -------------
  Total other liabilities                            7,538,329          7,293,627
                                                  -------------      -------------
Minority interest in equity of subsidiaries                  -             23,975
                                                  -------------      -------------
Commitments and contingencies                                -                  -

Stockholders' equity:
 Common stock, $0.0001 par value,
 Authorized-15,000,000 shares
 Issued and outstanding-3,460,883 shares                   346                346
 Additional paid-in capital                          4,223,628          4,223,628
 Deficit                                            (2,824,776)        (2,570,514)
                                                  -------------      -------------
  Total stockholders' equity                         1,399,198          1,653,460
                                                  -------------      -------------
                                                   $16,158,052       $ 16,013,081
                                                  -------------      -------------


                 See Notes to Consolidated Financial Statements

                      R.F. MANAGEMENT CORP AND SUBIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)




                                                             For the Three Months Ended
                                                                    December 31,
                                                             ---------------------------
                                                                1997              1998
                                                             ------------      ----------
Revenues:
 Net service revenue                                        $  1,537,485       $    680,818
 Construction revenue                                          2,991,680                 --
                                                            -------------      -------------
Total revenues                                                 4,529,165            680,818
                                                            -------------      -------------
Costs and expenses
 Operating expenses                                            2,624,862            963,610
 Construction costs                                            2,201,468                 --
 Interest                                                        279,871             15,099
 Depreciation and amortization                                   231,094              7,028
 Interest income                                                  (8,945)           (37,976)
                                                            -------------      -------------
Total costs and expenses                                       5,328,350            947,761
                                                            -------------      -------------
Loss from operations
 before Income Taxes, Partnership Income,
 Minority Interest and Extraordiary Item                        (799,185)          (266,943)

Income tax (provision) recovery                                    3,273             49,213
                                                            -------------      -------------
Loss from operations before Partnership (Loss)                  (795,912)          (217,730)

Income (loss) from a limited partnership                            (630)              (519)
                                                            -------------      -------------
Loss before Minority Interest and Extraordinary Item            (796,542)          (218,249)

Minority interest in loss from subsidiaries                       38,520             (2,217)
                                                            -------------      -------------
Loss before Extraordinary Item                                  (785,022)          (220,466)

Extraordinary Item-Gain from Extinguishment of Debt              503,760                 --
                                                            -------------      -------------
Net loss                                                    $   (254,262)      $   (220,466)
                                                            -------------      -------------
                                                            -------------      -------------
 Weighted average shares outstanding                           3,460,833          3,327,500
                                                            -------------      -------------
                                                            -------------      -------------

                                                            -------------      -------------
                                                            -------------      -------------
 Basic (loss) per share                                     $      (0.07)      $      (0.07)
                                                            -------------      -------------


                 See Notes to Consolidated Financial Statements

                      R.F. MANAGEMENT CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                             For the Three Months Ended
                                                                    December 31,
                                                             ---------------------------
                                                                1997              1996
                                                             ------------      ----------
Operating activities:
 Net (loss)                                                   $  (254,262)     $  (220,466)
                                                              ------------     ------------
 Adjustments to reconcile net (loss)
  to net cash provided by
  (used) in operating activities
   Depreciation and amortization                                  231,094            7,028
   Deferred income taxes                                              --           (50,080)
   Minority interest in (income) loss from subsidiaries           (38,520)           2,217
   Consulting fees                                                 41,624           23,707
   Changes in operating assets and liabilities
     Accounts receivable                                          (35,445)      (1,550,271)
     Other current assets                                          34,974          (70,760)
     Accounts payable and accrued expenses                        225,465          838,916
     Organization costs                                               --           (20,263)
                                                              ------------     ------------
       Net cash provided by (used in)
        operating activities                                      204,930       (1,039,972)
                                                              ------------     ------------
Investing activities
   Fixed asset additions                                       (1,263,661)      (5,783,309)
   Increase in minority interest                                  (23,975)          60,321
   Acquisition of goodwill                                             --       (1,040,183)
   Investment in a limited partnership                             (2,123)             877
   Investment in a certificate of deposit                          (5,924)          (4,997)
   Deposits and other assets                                      (49,907)         (56,476)
   Increase in loans receivable                                     2,100         (388,030)
   Advances from affiliates                                        16,168          609,519
                                                              ------------     ------------
  Net cash used in
   investing activities                                        (1,327,322)      (6,602,278)
                                                              ------------     ------------
Financing activities:
   Increase in notes payable                                      755,274        6,591,658
   Advances from line of credit                                     3,000          277,300
                                                              ------------     ------------
     Net cash provided by (used in)
      financing activities                                        758,274        6,868,958

Net increase (decrease) in cash and cash equivalents             (364,118)        (773,292)

Cash and cash equivalents--beginning                              523,722        2,258,333
                                                              ------------     ------------

Cash and cash equivalents--end                                $   159,604      $ 1,485,041
                                                              ------------     ------------

                 See Notes to Consolidated Financial Statements

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 1 -  GENERAL AND ACCOUNTING POLICIES

         (a)      Summary of Significant Accounting Policies:

                  The consolidated balance sheet as of December 31, 1997 and the consolidated statements of operations and cash flows for the three months ended December 31, 1997 and 1996 have been prepared by the Company and are presented herein without audit.

                  In the opinion of management, the accompanying financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's consolidated results for the interim periods being presented.

                  The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Financial Statement filed on form 10-K for the year ended September 30, 1997, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements included therein.

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

                  The results of operations and cash flows for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 2 - LOSS PER COMMON SHARE.

         Loss per common share is computed by dividing the net loss by the weighted average umber of common shares and common equivalent shares outstanding during each period.


NOTE 3 -  INVESTMENT IN A LIMITED PARTNERSHIP.

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

         The following is a summary of condensed financial data from the audited financial statements of the limited partnership in which the Company has an investment at December 31, 1997 (unaudited) and September 30, 1997:


                                   Total         Long-Term        Total         Total
                                   Assets         Debt          Liabilities     Capital
                                  ---------     ----------     ------------     --------
December 31, 1997 (unaudited)  $  1,126,913    $  102,981       $ 939,963      $ 186,950
September 30, 1997                1,173,998       122,857         881,091        272,907



                                     Assets                      Liabilities
                               ------------------           ---------------------
                                            Non-                            Non-
                               Current    Current           Current       Current
                              ---------  ---------         --------     ----------
December 31, 1997 (unaudited) $ 607,538   $ 519,375        $ 836,982     $ 102,981
September 30, 1997              648,785     525,213          758,234       122,857


                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 3 - INVESTMENT IN A LIMITED PARTNERSHIP.  (Continued)



                                                                 Net          Allocation
                                                Net            Income         of Income
                                             Revenues          (Loss)           (Loss)
                                           ------------    ------------      ------------
For the three months ended
 December 31, 1997 (unaudited)             $   361,097      $ (105,957)     $   (1,060)
For the year ended September 30, 1997        1,637,445         (87,047)           (870)


         Gross profit and income from continuing operations does not differ from net income. The partnership has no redeemable securities or minority interest.

NOTE 4 -  EXTINGUISHMENT OF DEBT

         On December 1, 1997, the $600,000 note payable issued to a related party in connection with the purchase of 822,000 shares of Hamilton McGregor International, Inc. was cancelled. The Company recorded a gain from debt cancellation in the amount of $503,760, resulting in a charge to operations of approximately $328,000 representing the carrying value of goodwill recorded at the date of issuance of the note.

NOTE 5 - COMMITMENTS AND CONTINGENCIES.



         Lease and Management Service Agreements:

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

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 6 - LITIGATION

         In October 1995, Northern New Jersey Medical Management, Inc. the Company's wholly owned subsidiary, was named as a party in a lawsuit initiated by several of the limited partners in Union Diagnostic Facilities Group, L.P. The suit alleges, among other things, breach of fiduciary duty, mismanagement and negligence. The suit is presently in the discovery stage and, therefore, no determination as to the possible outcome can be made. The Company believes the suit is without merit and intends to vigorously defend itself.

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

         In October 1997, the Company and Dr. Brady agreed that Dr. Brady would manage the daily operations and the related cash flows of the three centers. Dr. Brady submits to the Company a monthly accounting of cash receipts and disbursements for each of the centers.

         Also in October 1997, the Brady affiliates returned $1,500,000 of the funds being held in escrow to the Company's lender. These funds are being held in escrow by the lender pending a resolution of the various legal issues involved.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 6 - LITIGATION (Continued)

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