Form 10-Q
period 1998-03-31
R F MANAGEMENT CORP
filed 1998-08-14
CIK 934011

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                              For the Quarter Ended

                                 March 31, 1998
                               -------------------


    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


   For the transition period from                 to
                                 ----------------   ------------------
                             Commission File Number
                                     0-26488

                              R.F. MANAGEMENT CORP.
             (Exact name of registrant as specified in its charter)


          New York                                  22-3318886
      ---------------                              ------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)


               95 Madison Avenue, Suite 301, Morristown, NJ 07960
               ---------------------------------------------------
                (Address principal executive offices) (zip code)

Registrant's telephone number, including area code (973) 292-2833
                                                   ---------------


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

On December 27, 1995, R.F. Management Corp. acquired 40% of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a 51% interest in the property owned or leased by its subsidiaries for $350,000. Mobile Medical Services Limited provides mobile MRI, CT, Lithotripsy and Cardiac Catheterization services in the Netherlands, Italy and Germany. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of March 31, 1998, $350,000 is reflected as an investment in joint venture.

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

                  Six and three months ended March 31, 1998 to
                   Six and three months ended March 31, 1997.

RESULTS OF OPERATIONS

Total revenues $2,216,906 (31.9%) and decreased $1,631,441 (31.6%) for the six and three months ended March 31, 1998, respectively when compared to the comparable period for 1997.

Total costs and expenses increased $2,237,623 (34.4%) and decreased $2,142,966 (38.6%) for the six and three months ended March 31, 1998, respectively when compared to the comparable period for 1997.

Interest expense increased $316,910 and increased $52,138 for the six and three months ended March 31, 1998, respectively as compared to 1997 as a result of the Company's ability to obtain financing related to the various acquisitions. Depreciation and amortization increased $205,660 and decreased $18,406 for the six and three months ended March 31, 1998.

Interest income decreased $45,471 and $16,440 for the respective six and three month periods.

Loss from operations increased $20,717 to $669,419 for the six months ended March 31, 1998.

The Company recognized extraordinary gains from the extinguishment of debt in the amount of $1,276,410 during the six months ended March 31, 1998.

Net loss for the six months ended March 31, 1998 decreased $257,580 to $203,134 as a direct result of the aforementioned extraordinary items. Net income for the three months ended March 31, 1998 was $457,396 compared to the comparable period of $166,020.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a decrease in cash and cash equivalents for the six months ended March 31, 1998 totalling $347,594.

The Company presently has a working capital deficit of $1,954,026 as compared to $1,669,508 at September 30, 1997. This decrease and resultant deficit is attributable to the Company's rapid expansion. There are no other known trends, demands, commitments or events that will impact the Company's results of operations, liquidity and/or capital resources.

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



                  R.F. MANAGEMENT CORP.
                  ----------------------
                  (Registrant)



Date: August 14, 1998        /s/Roger Findlay
                            ---------------------------------
                             Roger Findlay
                             Chairman of the Board of Directors



Date: August 14, 1998       /s/Wayne Miller
                           ----------------------------------
                             Wayne Miller
                             President and Director

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
R.F. Management Corp.

We have reviewed the consolidated balance sheet of R.F. Management Corp. and Subsidiaries as at March 31, 1998, and the related consolidated statements of operations, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of R.F. Management Corp and Subsidiaries as at September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presently herein, and in our report dated March 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at March 31, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Vincent J. Batyr & Co.
Tarrytown, NY
August 6, 1998

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       MARCH 31,   SEPTEMBER 30,
                                                                          1998        1997
                                                                       ----------  ------------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                                            $  176,178  $  523,772
  Certificates of deposit                                                 712,997     707,073
  Accounts receivable (less contractual allowances of $2,123,611 and
    $2,127,220, respectively                                            4,432,334   3,923,513
  Note receivable - current portion                                       132,652      39,827
  Loans receivable - stockholders and officers                             29,924      32,024
  Loans receivable                                                         33,367      33,367
  Deferred income taxes                                                    --           5,650
  Other current assets                                                    181,284     107,285
                                                                       ----------  ----------
      Total current assets                                             $5,698,736  $5,372,511
                                                                       ----------  ----------
Other assets
  Note receivable - net of current portion                             $  348,327  $  441,152
  Equipment (net of accumulated depreciation of $767,375 and $24,969,
    respectively)                                                       6,564,806   5,835,756
  Investment in a limited partnership                                      12,892      10,250
  Investment in joint venture                                             330,000     350,000
  Deferred consulting fee                                                 768,975     810,599
  Deposits and other assets                                               133,229     245,605
  Goodwill (net of accumulated amortization of $110,405 and $149,554,
    respectively)                                                       2,493,077   2,865,901
  Organization costs (net of accumulated amortization of $57,061 and
    $49,696, respectively)                                                 75,905      81,307
                                                                       ----------  ----------
      Total other assets                                               10,727,211  10,640,570
                                                                       ----------  ----------
                                                                      $16,425,947 $16,013,081
                                                                       ----------  ----------


                See Notes to Consolidated Financial Statements

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              March 31,       September 30,
                                                                1998              1997
                                                            -------------     -------------
Current liabilities:
  Lines of credit                                           $    400,000      $    397,000
  Accounts payable                                             3,040,515         2,127,854
  Consulting fees payable - current portion                       45,591            45,591
  Accrued expenses and other current liabilities                 463,456           905,894
  Due to affiliates                                              794,114           947,816
  Deferred income taxes                                            9,472            61,605
  Notes payable - equipment - current portion                  2,471,727         2,099,342
  Notes payable - related parties - current portion              427,887           456,917
                                                            -------------     -------------
     Total current liabilities                                 7,652,762         7,042,019
                                                            -------------     -------------

Other liabilities:
  Notes payable - equipment - net of current portion           5,395,712         4,756,021
  Notes payable - related parties - net of current portion       172,112         1,546,798
  Consulting fees payable - net of current portion               990,808           990,808
                                                            -------------     -------------
     Total other liabilities                                   6,558,632         7,293,627
                                                            -------------     -------------
Minority interest in equity of subsidiaries                      357,959            23,975
                                                            -------------     -------------
Commitments and contingencies                                         --                --

Stockholders' equity:
  Common stock, $0.0001 par value,
  Authorized - 15,000,000 shares
  Issued and outstanding - 3,460,833 shares                          346               346
  Additional paid-in capital                                   4,223,628         4,223,628
  Deficit                                                     (2,367,380)       (2,570,514)
                                                            -------------     -------------
     Total stockholders' equity                                1,856,594         1,653,460
                                                            -------------     -------------
                                                            $ 16,425,947      $ 16,013,081
                                                            -------------     -------------

                      See Notes to Consolidated Financial Statements

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,                    MARCH 31,
                                                             ----------------------------  ----------------------------
                                                                 1998           1997           1998           1997
                                                             -------------  -------------  -------------  -------------
Revenues:
  Net service revenue......................................  $   3,445,715  $   4,282,772  $   1,908,230  $   3,601,954
  Construction revenue.....................................      4,622,507      1,568,544      1,630,827      1,568,544
                                                             -------------  -------------  -------------  -------------
Total revenues.............................................      8,068,222      5,851,316      3,539,057      5,170,498
                                                             -------------  -------------  -------------  -------------
Costs and expenses
  Operating expenses.......................................      4,247,944      4,808,108      1,623,082      3,844,498
  Construction costs.......................................      3,574,395      1,344,649      1,372,927      1,344,649
  Interest.................................................        471,726        154,816        191,855        139,717
  Depreciation and amortization............................        461,018        255,358        229,924        248,330
  Interest income..........................................        (17,442)       (62,913)        (8,497)       (24,937)
                                                             -------------  -------------  -------------  -------------
Total costs and expenses...................................      8,737,641      6,500,018      3,409,291      5,552,257
                                                             -------------  -------------  -------------  -------------
Loss from operations.......................................       (669,419)      (648,702)       129,766       (381,759)
Gain on sale of subsidiary.................................       --              489,228       --              489,228
                                                             -------------  -------------  -------------  -------------
Loss from operations
  before Income Taxes, Loss from a Limited Partnership,
  Minority Interest and Extraordinary Item.................       (669,419)      (159,474)       129,766        107,469
Income tax (provision) recovery............................        (10,061)        12,441        (13,334)       (36,772)
                                                             -------------  -------------  -------------  -------------
Loss from operations
  before Loss from a Limited Partnership,
  Minority Interest and Extraordinary Item.................       (679,480)       147,033)       116,432         70,697
Income (loss) from a limited partnership...................           (323)          (138)           307            381
                                                             -------------  -------------  -------------  -------------
Loss before Minority Interest and Extraordinary
  Item.....................................................       (679,803)      (147,171)       116,739         71,078
Minority interest in loss from subsidiaries................       (393,473)        92,725       (431,993)        94,942
                                                             -------------  -------------  -------------  -------------
Loss before Extraordinary Item.............................     (1,073,276)       (54,446)      (315,254)       166,020
Extraordinary items: --gain from extinguishment of debt
  Gain from extinguishment of debt-related party                   503,760       --             --             --
  Gain from extinguishment of debt-related party...........        772,650       --              772,650       --
                                                             -------------  -------------  -------------  -------------
Net income (loss)..........................................  $     203,134  $     (54,446) $     457,396  $     166,020
                                                             -------------  -------------  -------------  -------------
                                                             -------------  -------------  -------------  -------------
  Weighted average shares outstanding......................      3,460,833      3,371,944      3,460,833      3,416,833
                                                             -------------  -------------  -------------  -------------
                                                             -------------  -------------  -------------  -------------
  Basic income (loss) per share............................  $        0.06  $       (0.02) $        0.13  $        0.05
                                                             -------------  -------------  -------------  -------------


                      See Notes to Consolidated Financial Statements

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
Operating activities:
  Net income (loss).................................................................  $     203,134  $     (54,446)
                                                                                      -------------  -------------
  Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities
    Depreciation and amortization...................................................        461,018        234,451
    Deferred income taxes...........................................................        (57,783)       (60,154)
    Minority interest in (income) loss from subsidiaries............................        393,473         92,725
    Consulting fees.................................................................         41,624         65,330
    Changes in operating assets and liabilities
      Accounts receivable...........................................................       (508,821)    (2,548,785)
      Other current assets..........................................................        (73,999)      (804,308)
      Accounts payable and accrued expenses.........................................        470,223      1,930,261
      Gain from extinguishment of debt..............................................     (1,276,410)       --
      Organization costs............................................................       --              (26,169)
                                                                                      -------------  -------------
                                                                                           (550,675)    (1,116,649)
        Net cash provided by (used in) operating activities.........................       (347,541)    (1,171,095)
Investing activities
  Fixed assets additions............................................................     (1,314,052)    (6,460,222)
  Increase in minority interest.....................................................        333,984        120,031
  Acquisition of goodwill...........................................................        372,824     (2,471,469)
  Investment in a limited partnership...............................................         (2,642)           234
  Investment in a joint venture.....................................................       --             --
  Investment in a certificate of deposit............................................         (5,924)      (311,037)
  Deposits and other assets.........................................................        112,376       (337,922)
  (Increase) decrease in loans receivable...........................................          2,100       (877,258)
  Advances from affiliates..........................................................       (153,702)     1,534,803
                                                                                      -------------  -------------
    Net cash used in investing activities...........................................       (655,036)    (8,802,840)
                                                                                      -------------  -------------
Financing activities:
  Repayment to stockholders.........................................................       --             (150,000)
  Increase (decrease) in notes payable..............................................        652,033      7,870,449
  Advances from line of credit......................................................          3,000        269,300
                                                                                      -------------  -------------
    Net cash provided by (used in) financing activities.............................        655,033      7,989,749
Net increase (decrease in cash and cash equivalents.................................       (347,544)    (1,984,186)
Cash and cash equivalents--beginning................................................        523,722      2,258,333
                                                                                      -------------  -------------
Cash and cash equivalents--end......................................................  $     176,178  $     274,147
                                                                                      -------------  -------------

                      See Notes to Consolidated Financial Statements

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1 -  GENERAL AND ACCOUNTING POLICIES

         (a)      Summary of Significant Accounting Policies:

                  The consolidated balance sheet as of March 31, 1998 and the consolidated statements of operations and cash flows for the six months ended March 31, 1998 and 1997 have been prepared by the Company and are presented herein without audit.

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

                  The results of operations and cash flows for the six months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

         The following is a summary of condensed financial data from the audited financial statements of the limited partnership in which the Company has an investment at March 31, 1998 (unaudited) and September 30, 1997:




                                 Total           Long-Term           Total            Total
                                Assets             Debt           Liabilities        Capital
                              ----------       ------------      -------------      ---------
March 31, 1998 (unaudited)    $1,155,043        $  114,065         $  99,066         $155,977
September 30, 1997             1,173,998           122,857           881,091          272,907


                                         Assets                             Liabilities
                               ----------------------------      ----------------------------
                                                    Non-                               Non-
                                Current           Current            Current         Current
                               ---------        -----------      -------------      ---------

March 31, 1998 (unaudited)    $  644,196        $  510,847         $ 885,001         $114,065
September 30, 1997               648,785           525,213           758,234          122,857





                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 3 - INVESTMENT IN A LIMITED PARTNERSHIP.  (Continued)



                                                                Net               Allocation
                                             Net               Income              of Income
                                          Revenues             (Loss)                (Loss)
                                       --------------        -----------          -----------

For the six months ended
  March 31, 1998 (unaudited)            $   896,037          $  (54,030)           $  (540)
For the year ended September 30, 1997     1,637,445             (87,047)              (870)





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

         On March 3, 1998, the Company restructured the promissory note payable for the acquisition of Prime Contracting Corp. to a related party as follows: $200,000 in cash, payable over 36 months, plus interest calculated at prime plus one percent (1%) and a 36 month option to purchase 250,00 shares of related party stock at $0.05. The Company recorded a gain from note payable restructuring in the amount of $772,650.

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

         On May 30, 1996, the Company entered into a five-year lease and management Service Agreement with Associates in Otolaryngology of New Jersey, P.A. to

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

 NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 6 - LITIGATION (Continued)

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