Form 10-Q
period 1998-06-30
R F MANAGEMENT CORP
filed 1998-08-14
CIK 934011

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           (X) Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                              For the Quarter Ended

                                  June 30, 1998

                               -------------------


              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For the transition period from ______________ to ______________

                             Commission File Number
                                     0-26488
                              R.F. MANAGEMENT CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                     22-3318886
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

               95 Madison Avenue, Suite 301, Morristown, NJ 07960
                (Address principal executive offices) (zip code)

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
                                          ------  ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.0001                          3,460,833
-------------------------------                     ---------------------
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

                  Nine and three months ended June 30, 1998 to
                   nine and three months ended June 30, 1997.

RESULTS OF OPERATIONS

Total revenues increased $1,346,218 (17.2%) and decreased $1,278,858 (31.9%) for the nine and three months ended June 30, 1998, respectively when compared to the comparable period for 1997.

Total costs and expenses increased $873,133 (10.8%) and decreased $1,647,290 (36.1%) for the nine and three months ended June 30, 1998, respectively when compared to the comparable period for 1997.

Interest expense increased $161,537 and decreased $155,373 for the nine and three months ended June 30, 1998, respectively as compared to 1997 as a result of the Company's ability to obtain financing related to the various acquisitions. Depreciation and amortization increased $72,070 and decreased $132,880 for the nine and three months ended June 30, 1998.

Interest income decreased $50,268 and $4,797 for the respective nine and three month periods.

Loss from operations decreased $373,085 and $388,047 to $830,998 and 167,334 for the nine and three months ended June 30, 1998, respectively.

The Company recognized extraordinary gains from the extinguishment of debt in the amount of $1,276,410 during the nine months ended June 30, 1998. The Company also recognized a loss in the amount of $392,245 on the sale of a subsidiary.

Net loss for the nine months ended June 30, 1998 decreased $220,071 to $209,790 as a direct result of the aforementioned extraordinary items. Net loss for the three months ended June 30, 1998 was $399,064 compared to a loss for the comparable period of $375,415.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a decrease in cash and cash equivalents for the nine months ended June 30, 1998 totalling $239,308.

The Company presently has a working capital deficit of $905,159 as compared to $1,669,508 at September 30, 1997. This decrease and resultant deficit is attributable to the Company's rapid expansion.There are no other known trends, demands, commitments or events that will impact the Company's results of operations, liquidity and/or capital resources.

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

                  R.F. MANAGEMENT CORP.
                  ------------------------------------
                  (Registrant)

Date:  August 14, 1998                   /s/Roger Findlay
                                        ----------------------------------
                  Roger Findlay
                  Chairman of the Board of Directors

Date:  August 14, 1998                   /s/Wayne Miller
                                        ----------------------------------
                  Wayne Miller
                  President and Director

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

          To the Board of Directors
          R.F. Management Corp.

          We have reviewed the consolidated balance sheet of R.F. Management Corp. and Subsidiaries as at June 30, 1998, and the related consolidated statements of operations, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of R.F. Management Corp and Subsidiaries as at September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presently herein, and in our report dated March 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at June 30, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

          Vincent J. Batyr & Co.
          Tarrytown, NY
          August 6, 1998

                   R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                June 30,            September 30,
                                                                  1998                   1997
                                                             -------------          -------------
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                   $   284,464            $   523,772
  Certificates of deposits                                        700,000                707,073
  Accounts receivable                                           3,457,786              3,923,513
  Note receivable - current portion                               160,314                 39,827
  Loans receivable - stockholders and officers                     29,924                 32,024
  Loans receivable                                                 33,367                 33,367
  Deferred income taxes                                           116,401                  5,650
  Other current assets                                            133,360                107,285
                                                             -------------          -------------
      Total current assets                                      4,915,616              5,372,511
                                                             -------------          -------------

Other assets:
  Note receivable - net of current portion                        301,915                441,152
  Equipment (net of accumulated depreciation of
    $1,834,560 and $767,375, respectively)                      4,047,577              5,835,756
  Investment in a limited partnership                              12,063                 10,250
  Investment in joint venture                                     330,000                350,000
  Deferred consulting fee                                         768,975                810,599
  Deposits and other assets                                       143,229                245,605
  Goodwill, net of accumulated amortization of
    $164,168 and $149,554, respectively)                          917,360              2,865,901
  Organization costs (net of accumulated amortization
    of $60,394 and $49,696, respectively)                          56,213                 81,307
                                                             -------------          -------------
      Total other assets                                        6,577,332             10,640,570
                                                             -------------          -------------
                                                              $11,492,948            $16,013,081
                                                             -------------          -------------
                                                             -------------          -------------

2
                See Notes to Consolidated Financial Statements

                   R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,    September 30,
                                                     1998           1997
                                                  -----------     ----------
                                                  (Unaudited)
Current liabilities:

  Lines of credit................................  $  400,000     $  397,000
  Accounts payable...............................   2,533,492      2,127,854
  Consulting fees payable -- current portion.....      45,591         45,591
  Accrued expenses and other current
    liabilities..................................     971,232        905,894
  Due to affiliates..............................      55,243        947,816
  Deferred income taxes..........................       5,476         61,605
  Notes payable -- equipment -- current portion..   1,381,854      2,099,342
  Notes payable -- related parties -- current
    portion......................................     427,887        456,917
                                                  -----------     ----------
      Total current liabilities..................   5,820,775      7,042,019
                                                  -----------     ----------
Other liabilities:
  Notes payable -- equipment -- net of current
    portion......................................   2,662,831      4,756,021
  Notes payable -- related parties -- net of
    current portion..............................     172,112      1,546,798
  Consulting fees payable -- net of current
    portion......................................     990,808        990,808
                                                  -----------     ----------
      Total other liabilities....................   3,825,751      7,293,627
                                                  -----------    -----------
Minority interest in equity of subsidiaries......     402,752         23,975
                                                  -----------    -----------
 Commitments and contingencies...................          --             --

Stockholders' equity:
  Common stock, $0.0001 par value,
  Authorized -- 15,000,000 shares
  Issued and outstanding -- 3,460,833 shares              346            346
  Additional paid-in capital.....................   4,223,628      4,223,628
  Deficit........................................  (2,780,304)    (2,570,514)
                                                  -----------    -----------
      Total stockholders' equity.................   1,443,670      1,653,460
                                                   ----------     ----------
                                                  $11,492,948    $16,013,081
                                                  -----------    -----------
                                                  -----------    -----------


                  See Notes to Consolidated Financial Statements

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                            FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                            -------------------------   --------------------------

                                                      JUNE 30,                 JUNE 30,
                                               -----------------------  ----------------------
                                                  1998         1997        1998        1997
                                               -----------  ----------  ----------  ----------
Revenues:
  Net service revenue                          $ 4,547,471  $4,317,735  $1,101,756  $2,073,960
  Construction revenue                           4,622,507   3,506,025   1,630,827   1,937,481
                                               -----------  ----------  ----------  ----------
Total revenues                                   9,169,978   7,823,760   2,732,583   4,011,441
                                               -----------  ----------  ----------  ----------
Costs and expenses
  Operating expenses                             5,110,039   5,010,236   1,144,655   2,241,125
  Construction costs                             3,574,395   2,984,940   1,372,927   1,640,291
  Interest                                         747,391     585,854     275,665     431,038
  Depreciation and amortization                    607,144     535,074     146,836     279,716
  Interest income                                  (37,993)    (88,261)    (20,551)    (25,348)
                                               -----------  ----------  ----------  ----------
Total costs and expenses                        10,000,976   9,027,843   2,919,532   4,566,822
                                               -----------  ----------  ----------  ----------
Loss from operations
  before Sale of Subsidiary, Income Taxes,
    Partnership Income, Minority Interest and
    Extraordinary Item                            (830,998) (1,204,083)   (167,334)   (555,381)
Gain (loss) on sale of subsidiary                 (392,245)    489,228    (392,245)         --
                                               -----------  ----------  ----------  ----------
Loss from operations
  before Income Taxes, Partnership Income,
    Minority Interest and Extraordinary Item    (1,222,243)   (714,855)   (539,964)   (555,381)
Income tax (provision) recovery                    105,986     142,601     116,047     130,160
                                               -----------  ----------  ----------  ----------
Loss from operations before partnership
  income (loss)                                 (1,117,257)   (572,254)   (423,917)   (425,221)
Income (loss) from a limited partnership -           9,834        (292)     10,157        (154)
                                               -----------  ----------  ----------  ----------
Loss before Minority Interest and
  Extraordinary Item                            (1,107,423)   (572,546)   (413,760)   (425,375)
Minority interest in loss from subsidiaries       (378,777)    142,685      14,696      49,960
                                               -----------  ----------  ----------  ----------
Loss before Extraordinary Item                  (1,486,200)   (429,861)   (399,064)   (375,415)
Extraordinary Item--Gain from Extinguishment
  of Debt                                          503,760          --          --          --
                                                   772,650          --          --          --
                                               -----------  ----------  ----------  ----------
Net loss                                       $  (209,790) $ (429,861) $ (399,064) $ (375,415)
                                               -----------  ----------  ----------  ----------
                                               -----------  ----------  ----------  ----------
Primary:
  Weighted average shares outstanding            3,460,833   3,400,760   3,460,833   3,408,333
                                               -----------  ----------  ----------  ----------
                                               -----------  ----------  ----------  ----------
  Loss per share                               $     (0.06) $    (0.13) $    (0.12) $    (0.11)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                                June 30,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
Operating activities:
  Net income (loss).................................................................  $    (209,790) $    (429,861)
                                                                                      -------------  -------------
  Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities
    Depreciation and amortization...................................................        607,144        535,074
    Deferred income taxes...........................................................       (166,880)      (204,518)
    Investment in limited partnership...............................................         (1,813)           493
    Investment in joint venture.....................................................         20,000       --
    Minority interest in (income) loss from subsidiarie.............................        378,777       (142,685)
    Consulting fees.................................................................         20,000        322,979
    Changes in operating assets and liabilities
      Accounts receivable...........................................................        465,727     (3,329,911)
      Other current assets..........................................................        (26,075)      (529,723)
      Accounts payable and accrued expenses.........................................         65,338      2,402,874
      Gain from extinguishment of debt..............................................     (1,276,410)      --
      Loss from sale of subsidiary..................................................        392,245       --
      Organization costs............................................................         26,169       (104,255)
                                                                                      -------------  -------------
                                                                                            504,222     (1,049,672)
        Net cash provided by (used in) operating activities.........................        294,432     (1,479,533)
Investing activities
  Fixed asset additions.............................................................     (1,534,587)    (6,650,257)
  Fixed asset dispositions..........................................................      2,255,581       --
  Increase in minority interest.....................................................        378,777        305,482
  Acquisition of goodwill...........................................................        543,174     (2,471,469)
  Investment in a certificate of deposit............................................          7,073       (319,845)
  Deposits and other assets.........................................................        102,376       (263,455)
  Increase in loans receivable......................................................          2,100       (632,176)
  Advances from affiliates..........................................................       (892,573)     1,861,263
                                                                                      -------------  -------------
      Net cash used in investing activities.........................................        396,194     (8,170,457)
                                                                                      -------------  -------------
Financing activities:
  Repayment to stockholders.........................................................       --              440,543
  Increase (decrease) in notes payable..............................................       (932,884)     7,059,461
  Advances from line of credit......................................................          3,000        429,300
                                                                                      -------------  -------------
    Net cash provided by (used in) financing activities.............................       (929,884)     7,929,304
Net increase (decrease) in cash and cash equivalents................................       (239,258)    (1,720,686)
Cash and cash equivalents--beginning................................................        523,722      2,258,333
                                                                                      -------------  -------------
Cash and cash equivalents--end......................................................  $     284,464  $     537,647
                                                                                      -------------  -------------

GENERAL AND ACCOUNTING POLICIES

                          R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1998

NOTE 1 - GENERAL AND ACCOUNTING POLICIES

          (a)   Summary of Significant Accounting Policies:

                    The consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations and cash flows for the nine months ended March 31, 1998 and 1997 have been prepared by the Company and are presented herein without audit.

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

                    The results of operations and cash flows for the nine months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - LOSS PER COMMON SHARE.

                   R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


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

     The following is a summary of condensed financial data from the audited financial statements of the limited partnership in which the Company has an investment at June 30, 1998 (unaudited) and September 30, 1997:

                                    Total      Long-Term        Total         Total
                                    Assets        Debt       Liabilities     Capital
                                -----------   -----------    -----------    ----------
June 30, 1998 (unaudited)        $1,155,043     $114,065       $ 99,066       $155,977
September 30, 1997                1,173,998      122,857        881,091        272,907


                                         Assets                    Liabilities
                                -------------------------    -------------------------
                                                 Non-                          Non-
                                  Current       Current        Current        Current
                                -----------   -----------    -----------    ----------
June 30, 1998 (unaudited)        $  644,196     $510,847       $885,001       $114,065
September 30, 1997                  648,785      525,213        758,234        122,857

                   R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


                                                                    Net          Allocation
                                                    Net           Income         of Income
                                                  Revenues         (Loss)          (Loss)
                                                ------------    -----------    ---------------
For the nine months ended
  June 30, 1998 (unaudited)                      $1,293,640      $(136,930)        $(1,369)
For the year ended September 30, 1997             1,637,445        (87,047)           (870)

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

     On March 3, 1998, the Company restructured the promissory note payable for the acquisition of Prime Contracting Corp. to a related party as follows: $200,000 in cash, payable over 36 months, plus interest calculated at prime plus one percent (1%) and a 36 month option to purchase 250,000 shares of related party stock at $0.05. The Company recorded a gain from note payable restructuring in the amount of $772,650.

NOTE 5 - LOSS ON SALE OF SUBSIDIARY

     On December 27, 1996, the Company acquired 65% of the outstanding stock of Empire Imaging Associates, Inc., a New York corporation, from an affiliated company for a total of $250,000. On June 30, 1998, the Company and its affiliate (which owned the remaining 35%) sold all the outstanding stock to MID Rockland Imaging Partners, Inc., an unrelated party, for the principal sum of $2,500,000. The Company recorded a loss on this transaction in the amount of $392,245.

NOTE 6 - COMMITMENTS AND CONTINGENCIES.

(a)  Lease and Management Service Agreements:

                          R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1998

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

NOTE 7 - LITIGATION

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

                          R.F. MANAGEMENT CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1998



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

          In April, 1998, the Company commenced a lawsuit in New York State Supreme Court (County of New York) against its former accountants, Weinick Sanders & Co., LLP, Certified Public Accountants; Weinick Sanders Leventhal & Co., LLP, Certified Public Accountants; Gregory J. Lavin and Ronald J. Tramazzo ("Weinick Sanders"). The Company has alleged in its complaint that the defendant, Weinick Sanders, committed professional negligence, breached its agreement of engagement, engaged in fraudulent inducement and unjust enrichment. The Company is suing the defendant, Weinick Sanders in the amount of $750,000 plus punitive damages. Weinick Sanders has answered and counterclaimed for unjust enrichment and breach of contract in the amount of $119,000.