Form 10-K
period 1998-09-30
R F MANAGEMENT CORP
filed 1999-02-17
CIK 934011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998
                         Commission File Number 0-26488

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

      The number of shares outstanding of Registrant's Common Stock as of 09/30/98: 3,460,833, $.0001 par value.

                                     PART I

Item 1. BUSINESS

      R.F. Management Corp. (the "Company"), is engaged in the business of administering and managing free standing outpatient centers owned by radiologists who perform diagnostic services at such Centers. In addition, the Company is engaged in the business of medical construction and mobile MRI services.

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

      During the fiscal year ending September 30, 1998, the Company wholly owned or owned a majority of the following companies:

      1.    Northern NJ Medical Management, Inc.
      2.    Brady Cancer Centers, Inc.
      3. Empire State Imaging Associates, Inc. (The Company no longer has any affiliation with Empire).
      4.    Atrium Radiology Corp.
      5.    MobileTec, Inc.
      6.    Hamilton McGregor International, Inc.

NORTHERN NJ MEDICAL MANAGEMENT, INC.

      In May 1995, the Company entered into a Stock Acquisition Agreement with Northern New Jersey Medical Management, Inc. ("Northern"), incorporated in the State of New Jersey in January 1985, with offices located at 95 Madison Avenue, Morristown, New Jersey 07960 wherein the Company purchased all of the issued and outstanding shares of Common Stock of Northern. The sole officers, directors and principal shareholders of Northern were Roger Findlay and Gregory Maccia, who are or have been officers, directors and principal shareholders and affiliates of the Company. Northern is now a wholly owned subsidiary of the Company. The Company and Northern are hereinafter collectively referred to as the Company. The Company has no plans to expand the business conducted by Northern.

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

                  $150,000 on January 30, 1996;
                  $150,000 on January 30, 1997;
                  $150,000 on January 30, 1998;
                  $150,000 on January 30, 1999.

      The Company is currently in default on the promissory note to Messrs. Findlay and Maccia. The Company has maintained ongoing discussions with Messrs. Findlay and Maccia to correct the default.

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

BRADY CANCER CENTERS, INC.

      On December 1, 1996, the Company acquired assets from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are used to provide radiation therapy and are located in Voorhers, NJ and Havertown and Langhorne PA. The wholly owned subsidiary, Brady Cancer Centers Inc. was formed in March 1997.

      Fiscal year ended September 30, 1998, has shown that the Company has the ability to grow and to prosper.

      During the past year, the Company has restructured liabilities and long term debt while at the same time increasing operating revenues for those subsidiaries still owned by the Company.

      The operating revenue generated by the Company's subsidiaries: Atrium Radiology Corp., Mobile Tec, Inc. and Northern NJ Medical Management, Inc. show an upward growth trend. This growth is attributable to an increase in patient volume at Atrium and, management fees paid to Northern and new rental agreements that Mobil Tec has in place to rent its Mobile MRI's.

      Due to the sale of the Company's subsidiaries Empire State Imaging Associates Inc. and Brady Cancer Centers, Inc. the overall results shows a reduction in revenue. But the company believes that Atrium, MobileTec and Northern will continue to grow. This growth when added to the revenue generated by the medical construction business of Hamilton McGregor has the Company moving in the right direction.

      Subsequent to Sept. 30, 1998, the Company has been engaged by Point Pleasant Radiology to develop a free standing MRI center in Wall NJ. This contract is to run for a period of 5 years. This contract will pay an average of $5,000 per month to the Company.

      Year 1999 looks brighter as the Company continues to pursue new opportunities such as the Point Pleasant contract and the development of imaging centers where the Company not only earns a management fee but also owns the assets. This potential for growth also with the restructuring of long term debt should make the Company into a viable business now and into the future

ATRIUM RADIOLOGY CORP.

      On January 31, 1997 the Company acquired 52% of the outstanding stock of Atrium Radiology Corp.

      Atrium Radiology Corp. has a lease and management services agreement with Dr. Howard Kessler, to provide his radiology practice, located in Manalapan NJ, with diagnostic imaging equipment, and staff along with the provision for management and marketing services. Atrium Radiology Corp. provides the following equipment: CAT Scan, Ultrasound, Mammography, X-Ray and MRI. The term of this agreement is for five (5) years and is due to expire in Sept. 1999. For its services and for the lease of the equipment, Atrium is paid 75% of the collections of the site.

MOBILETEC, INC.

      MobileTec provides MRI services to hospitals or physicians that do not have the equipment of their own. MobileTec owns and operates two (2) MRI units housed in trailers. These units are rented to the hospital or physician for their use in providing these services to their patients. MobilTec's arrangements are a rental by the day, week or month or MobilTec rents space and provides the necessary staff to provide these services and through the radiologist who uses the equipment, third party payers are billed.

HAMILTON McGREGOR INTERNATIONAL, INC.

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

      Additionally, the Company manages and markets for diagnostic imaging sites which include the Imaging Center of Scranton and Open MRI of Morris and Essex.

THE IMAGING CENTER OF SCRANTON

      In May of 1998, the Company entered into an agreement with the Imaging Center of Scranton located in Scranton, P.A. to provide the center with marketing and management services. The terms call for the Company to be paid 10% of the collections of the center for a period of two (2) years. This contract is renewable.

OPEN MRI of MORRIS and ESSEX

      The Company entered into a six (6) month marketing agreement effective October, 1998 to enroll Open MRI of Morris and Essex with various managed cared companies. The Company receives $4,500.00 per month for this service. This agreement can be renewed.

Range of Services

      The Company provides the full range of services discussed below. The needs of a physician group determine the extent of the services provided by the Company at a particular Center. The Company can deliver services on a limited basis or through a full service medical center.

      Equipment and Related Services. The Company consults with physicians to identify the equipment best suited to meet the customer's needs on a cost-effective basis and then acquire the equipment through lease/purchase agreement. In addition, the Company assists the physicians and their personnel in complying with licensing and other regulatory requirements. The Company supervises the installation and testing of the equipment and provides periodic inspection of the equipment at the facility. The Company undertakes to maintain the equipment which it provides and enters into agreements with equipment manufacturers or other third parties for the delivery of maintenance services.

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

Equipment Sources

      The Company obtains its medical equipment and supplies from various manufacturers. The Company is not dependent on any one supplier of equipment.

REGULATION AND GOVERNMENTAL REIMBURSEMENT

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

      Regulations. The diagnostic centers currently managed by the Company are owned by radiologists who actively engage in the performance of diagnostic testing at the Centers. No investment interest or financial relationship exists between the Center and any physician who is not a radiologist administering procedures at the Center. No ownership interest or financial relationship will exist between such Centers and any physician who is not a surgeon performing operations on his/her patient at such Centers. The Company does not and will not have any ownership or financial interest in the diagnostic imaging centers other than the administration and management of such centers pursuant to written agreements.

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

Employees

      As of September, 1998, the Company employed 6 persons on a full-time basis. Of the 6 employees, 4 are in management, 1 is in sales/marketing and 1 is clerical/administrative.

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

      In April 1997, the Company was named as co-defendant in a lawsuit against Dr. Luther Brady, his affiliates and associates, his attorneys and an alleged employee of the Company. The suit, filed by a former associate of Dr. Brady's, alleges that this individual had certain prior contractual rights to acquire the assets employed in the operation of the Company's radiation therapy center, located in Voorhees, New Jersey. The plaintiff seeks unspecified damages against the Company for alleged fraud, equitable fraud and tortuous interference with the contract. The Company has denied these allegations in its response.

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

      On October 28, 1997, $1.5 million of the "escrow" monies were returned by the attorney defendants to the Company's lender, DVI Financial Services, Inc. In September and November, 1998 an additional $2 million dollars were returned to DVI. The attorney defendants' motion to dismiss certain of RF's malpractice related claims against them was granted in December 1998. Very limited discovery has taken place to date. It is too early at this time to evaluate any eventual outcome of this case.

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

      In June, 1998, "Hamilton", the Company's 52% owned subsidiary, was named as defendant in an arbitration filed by Stephen Findlay under the Employment Arbitration Rules of the American Arbitration Association. The claim alleges termination of Mr. Findlay without cause and breach of an employment contract. The plaintiff seeks compensatory and punitive damages, costs and legal fees. This matter is in the pleading stage. It is too early at this time to estimate the eventual outcome of this case.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      R.F. Management Corp.'s initial public offering closed on July 21, 1995. Neither a cash or stock dividend has been paid or issued.

      From September 1997 until April 1998, the Company's Common Stock was traded in the NASDAQ over-the-counter market under the symbol RFMC. Thereafter, the Company was delisted and traded over-the-counter (bulletin board). As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low bid prices for the year ended September 30, 1998 are as follows:

                                 COMMON STOCK
                                 ------------

           Date                      High                     Low
           ----                      ----                     ---
           10/97                     1.375                    1.219
           11/97                     1.375                    1.250
           12/97                      .938                     .938
           01/98                     1.156                    1.063
           02/98                      .969                     .969
           03/98                      .370                     .370
           04/98                      .370                     .370
           05/98                      .125                     .125
           06/98                      .125                     .125
           07/98                      .031                     .031
           08/98                      .000                     .000
           09/98                      .062                     .062

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

      The Company presently administers and manages two outpatient diagnostic centers. The Company is responsible for the day to day management of the site, including hiring and selection of non-medical employees, marketing and the responsibility of all computer operations at the site. Medical professionals employed at the Center provide all medical and diagnostic services at the site. The Company is not engaged in the practice of medicine.

      On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty-one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. Mobile Medical Services Limited provides mobile MRI, CT, Lithotripsy and Cardiac Catheterization services in the Netherlands, United Kingdom, Italy and Germany. The payment terms call for the Company to make payments directly to designated creditors on behalf of Mobile. As of September 30, 1998, $330,000 is reflected as an investment in joint venture.

      On November 15, 1996, the Company acquired a 75% interest in Mobiltec, Inc. (MobileTec") a newly formed entity incorporated in the State of New Jersey. Mobiletec provides mobile MRI facilities to doctors, hospitals and medical groups for which it receives a per-test or daily rental fee. The results of operations from its inception are included in these consolidated financial statements.

      On December 1, 1996, the Company acquired certain assets and assumed certain liabilities from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are used to provide radiation therapy services and are located in Voorhees, New Jersey and Havertown and Langhorne, Pennsylvania. The purchase price for these assets was $3,700,000. The Company also assumed certain note payable totaling approximately $837,000. The fair value of the assets acquired aggregated approximately $3,280,000. The difference between the purchase price and the fair value of the assets, net of liabilities assumed, resulted in the creation of goodwill of approximately $1,257,000. In connection with the acquisition, the Company has arranged for financing of the purchase price aggregating $3,500,000, in the form of installment notes, payable in 60 monthly installments including interest of 11.6%, totaling approximately $77,150 per month. Repayment of these notes commenced March 1, 1997.

      In March 1997, the Company formed a new wholly owned subsidiary, Brady Cancer Centers, Inc., and transferred the assets acquired from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. to the subsidiary. In October, 1997, $1.5 million dollars of the financed purchase price was returned to the lender. In September and November, 1998, an additional $2 million dollars were returned to the lender. In November, 1998, the Company paid the lender the $300,000 certificate of deposit pledged as collateral for lender. Additionally, the Company entered into a promissory note to pay the balance of debt to lender in the amount of $157,409. The Company recorded a loss on disposal of subsidiary in the amount of $252,176. See notes to consolidated financial statements included in Item 8.

      On December 27, 1996, the Company acquired 65% of the outstanding capital stock of Empire State Imaging Associates, Inc. ("Empire"), a New York Corporation, from an affiliated company for a total of $250,000. Empire operates an imaging center, which provides non-claustrophobic MRI, CT scanning, mammography, ultrasound and x-ray services. As part of the purchase price, the Company issued an installment note, in the principal sum of $225,000, payable in nine monthly installments plus interest at prime plus 1% on the unpaid balance.

      On June 30, 1998, the Company and its affiliate (which owned the remaining 35%) sold all of the outstanding stock to MID Rockland Imaging Partners, Inc., an unrelated party, for the principal sum of $2,500,000. The Company recorded a loss on this transaction in the amount of $297,170.

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

      In July 1998, the Company agreed to accept the immediate payment of $225,000 to satisfy the note receivable from the sale of Open MRI. The settlement resulted in a loss of $255,979.

Results of Operations

      Year ended September 30, 1998 compared to the year ended September 30, 1997:

      Gross Revenues approximated $10,723,000 for the year ended September 30, 1998, as compared to $11,370,000 for the year ended September 30, 1997. These revenues include operations from the medical construction business of $5,634,000 for the year ended June 30, 1998 compared to $3,506,000 for the six months ended June 30, 1997. The Company's reduced annualized revenues from the medical construction business result from management's policy of bidding on construction contracts with higher profit margins.

      Net Service Revenue approximated $5,090,000 for the year ended September 30, 1998 compared to $7,864,000 for the year ended September 30, 1997. This 35% reduction in Net Service Revenue resulted from dispositions of "Empire" and "Brady" during the year ended September 30, 1998. See notes to consolidated financial statements included in Item 8.

      Operating expenses for the year ended September 30, 1998 were approximately $5,896,000, as compared to approximately $8,938,000 for the year ended September 30, 1997, a decrease of approximately $3,042,000. Management attributes this decrease to reduced expenditures due to disposal of two subsidiaries during the year ended September 30, 1998.

      Interest expense for the year ended September 30, 1998 was approximately $845,000 as compared to approximately $868,000 for the year ended September 30, 1997.

      Interest income aggregated approximately $48,000 for the year ended September 30, 1998 as compared to approximately $122,000 for the year ended September 30, 1997. This decrease of approximately

$74,000 is due to the Company's decrease in the investment balance from the proceeds of the initial public offering.

      Net loss decreased to approximately $1,137,000 or $.33 per share for the year ended September 30, 1998 as compared to $1,625,000 or $.48 for the year ended September 30, 1997, on a primary basis. The explanation of this decrease in the amount of $488,000 resulted from net extraordinary gains approximating $1,020,000, of which $504,000 was charged as a write-off of goodwill.

      Year ended September 30, 1997 compared to the year ended September 30, 1996:

      Results of operations, which presents operating data for the Company and Northern New Jersey Medical Management, Inc. reflects total operating revenues of $988,600 as compared to approximately $675,600 or 46%. The increase in management fees resulted from expansion associated with efforts to establish mew and existing surgical and diagnostic centers.

      Results of operations form this medical construction business, which began this year, reflect total revenue of $3,506,000.

      Results of operations from medical services such as diagnostic imagery business resulted in revenues of approximately $6,875,000.

      Operating expenses for the year ended September 30, 1997 were approximately $8,938,000, as compared to approximately $1,579,000 for the year ended September 30, 1996, as increase of approximately $7,359,000. Management attributes this increase to expenditures made for salaries, professional fees, consulting expenses and travel and entertainment cost associated with efforts to establish and manage new and existing surgical centers, cash flow for new acquisitions and new entities.

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

Liquidity and Capital Resources

      Cash and cash equivalents were $175,163 at September 30, 1998, compared to $442,657 at September 30, 1997, a decrease of $267,494.

      The Company had a working capital deficiency of $1,039,000 as of September 30, 1998 as compared to a working capital deficiency of $1,670,000 as of September 30, 1997. The Company has sustained continued losses form operations, which raise substantial doubt about the Company's ability to continue as a going concern. This matter is discussed in further detail in Note 2 in the Company's Notes to Consolidated Financial Statements.

      The Company had a working capital of $1,670,000 as of September 30, 1997 as compared to a working capital surplus of $2,905,000 as of September 30, 1996. The Company had sustained continued losses from operations, which raised substantial doubt about the Company's ability to continue as a going concern. This matter is discussed in further detail in Note 2 in the Company's Notes to Consolidated Financial Statements.

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

      The Year 2000 readiness of the Company's customers and hardware and software offerings from the Company's suppliers, subcontractors and business partners may vary. The year 2000 also presents a number of other risks and uncertainties that could affect the Company, including utilities failures, the lack of personnel skilled in the resolution of Year 2000 issues, and the nature of government responses to the issues, among others. While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the Company may be affected.

      There are no other known trends, demands, commitments or events that will impact the Company's results of operations, liquidity and/or capital resources.

Item 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

      Index to Consolidated Financial Statements of R.F. Management Corp. and Subsidiaries as of September 30, 1996 and 1995 and for the three year period ended September 30, 1996.


                                                                  Page
                                                                  ----
      Independent Auditor's Report                                F-1

Consolidated Financial Statements
      Consolidated Balance Sheets                                 F-2, F-3
      Consolidated Statements of Operations                       F-4
      Consolidated Statements of Cash Flows                       F-5, F-6
      Consolidated Statements of Stockholder's Equity             F-7
      Notes to Consolidated Financial Statements                  F-8-F-22

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect of them are set forth thereafter:


      Name                Age                  Position
      ----                ---                  --------
Roger Findlay              51           Chairman of the Board of Directors

Wayne P. Miller            48           President, Secretary and Director

Louis A. D'Esposito        67           Director

Jan Goldberg               47           Director

Gregory C. Maccia          44           Director

Aron Scharf                48           Director

Edward Alling              55           Director

      Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is selected and qualified.

      ROGER B. FINDLAY is co-founder and has been Chairman of the Board of Directors since its inception. He resigned as President of the Company, effective May 1997. Since June 1990, Mr. Findlay is also co-founder, President and Chairman of the Board of Modern Medical Modalities Corporation, a public company listed on Nasdaq Small Capital Market, that leases magnetic resonance imaging and computerized axial tomography equipment to hospitals and physicians ("Modern Medical"). Mr. Findlay since 1989 has also been co-founder of Technology Services, Inc. a software support company for medical offices and commercial accounts ("Technology Services"). Mr. Findlay from 1986-1989 was President of Advacare, Inc., a practice management and physician billing company. He was co-founder and President of Effective Management Services, Inc., from 1984 to 1986, which provided facilities management and custom programming for hospitals, universities and physician groups. Mr. Findlay from 1984 to 1986 was also co-founder and President of Medical Accounts Management Services, a software development company. Additionally, from 1986 he has been founder and President of Northern New Jersey Medical Management, Inc., a general partner of a diagnostic imaging center. From 1984 to 1986, Mr. Findlay was chief operating officer of NMR of America, Inc., a publicly traded Company engaged in MRI sites. Mr. Findlay from 1972 to 1986 was President and co-owner of Medical Billing Services. Mr. Findlay will devote his full time to the affairs of the Company.

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

      LOUIS A. D'ESPOSITO has been Vice President, Chief Financial Officer of the Company from 1995 to 1997 and Director of the Company since 1996. From 1993 to 1995, Mr. D'Esposito was the Eastern Regional Manager of DVI Financial Services, Inc., an equipment leasing and finance company specializing in the leasing and financing of high-tech medial equipment. Mr. D'Esposito from 1983 to 1993 was the Regional Manager of U.S. Concord, Inc. a division of the Hong Kong and Shanghai Banking Corporation, also specializing in the leasing and financing of medical equipment.

      JAN GOLDBERG is a co-founder and was Secretary, Treasurer and Director of the Company until 1996. Since November 1992, Mr. Goldberg has been the Vice President, Treasurer and a Director of the Company. From 1989 to 1990, Mr. Goldberg was founder and President of GPM, Inc., a physician billing organization with offices in Florida and New York. From 1987 to 1988, Mr. Goldberg was operations manager for Advacare, Inc., a practice management and physician billing company. From 1984 to 1987, Mr. Goldberg was manager of a multi-specialty radiology practice, BBS Billing, Inc. an east coast diagnostic physician group which had contracts with hospitals in New York as well as their own private offices and outpatient facilities. From 1974 to 1984, Mr. Goldberg held various positions with Blue Cross as well as with hospitals in the New York area. Mr. Goldberg was involved in setting up fee-for-service reimbursement systems and was involved in various aspects of hospital administration. Mr. Jan Goldberg is an officer and director of Modern Medical Modalities Corporation, a public company traded on Nasdaq.

      GREGORY C. MACCIA is a co-founder of the Company and was Vice President and Director until November, 1992. Since November 1992, Mr. Maccia has been the Vice President, Secretary and a Director of the Company. Mr. Maccia has also been President of Technology Services, Inc., a software design and facilities management company for medical and commercial accounts since 1989. From 1986-1989, Mr. Maccia was Vice President of Advacare, Inc., a national practice management and physician billing company. Since 1986, Mr. Maccia has been co-founder of Northern New Jersey Medical Management, Inc. He was co-founder and Vice President of Medical Accounts Management Services, Inc. (MAMS) from 1984 to 1986 which developed and sold physician, outpatient and clinical billing software systems. Mr. Maccia, from 1984 to 1986, was co-founder and Vice President of Effective Management Services, Inc. (EMS), which provided custom programming and facilities management with contracts to hospitals and universities in the tri-state area as well as collection agencies and non-medical entities. From 1977 to 1984, Mr. Maccia owned and managed his own consulting company. Mr. Maccia is an officer and director of Modern Medical Modalities Corporation, a public company traded on Nasdaq.

      ARON SCHARF was appointed Chairman of the Board of Directors of Hamilton McGregor International, Inc. on June 30, 1997. Mr. Scharf is responsible for financial projections and planning, cash- flow analysis and consultation. He was appointed to the Board of Directors of R.F. Management Corp. in 1998. Mr. Scharf received both a B.A. in Business and a B.S. in Industrial Engineering from Rutgers University, New Brunswick, New Jersey. He went on to earn his Masters in Operations Research from Rutgers and an MBA from Fairleigh Dickenson University. From 1974-82 he was employed by Johnson and forecaster and marketing analyst. When he left J&J he opened MicroAge Computers, a retail computer store and founded Sunrise Multi-Marketing, a sale and leasing company specializing in computer equipment. He served as president of Fidelity Telecom Group until his return to Modern Medical Modalities Corporation in 1996. Since 1996, Mr. Scharf has also been employed as a business manager for Modern Medical Modalities Corporation, a public company traded on Nasdaq.

      EDWARD ALLING graduated with a B.S. Degree in Accounting from the University of Connecticut in 1962. After graduation, Mr. Alling was commissioned in the United States Army as an officer serving in Germany and Vietnam from 1962 to 1971. After leaving the service, he joined Firestone Plastics Company as the Manager of Accounting in their West Caldwell, New Jersey facility. In 1983, he joined Occidental Petroleum Corporation as a Senior Auditor before becoming a Controller in their adhesives facilities in New York and New Jersey. Mr Alling has been employed by Fidelity Telecom Group of Highland Park, New Jersey since 1991 and has served as the company Controller.

Executive Compensation

      The following table sets forth the executive compensation and distribution paid to each executive officer of the Company during the Year ended September 30, 1998.

                                         EXECUTIVE COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                      Long-Term Compensation
------------------------------------------------------------------------------------------------------------
   Name and                                                                       Restricted
   Principal          Fiscal                       Other       Stock    Options/     LTIP        All Other
Other Position         Year    Salary   Bonus   Compensation   Awards    SARSs      Payouts     Compensation
------------------------------------------------------------------------------------------------------------
Roger Findlay
 President             1998               --         --          --        --          --            --
 and Director

Wayne P. Miller
 President,            1998    85,000     --         --          --        --          --            --
 Secretary
 and Director

Louis A. D'Esposito
 Vice President,       1998               --         --          --        --          --            --
 Chief Financial
 Officer and Director

Jan Goldberg
 Director,             1998               --         --          --        --          --            --

Gregory C. Maccia
 Director,             1998               --         --          --        --          --            --

Aron Scharf
 Director,             1998               --         --          --        --          --            --

Edward Alling
 Director,             1998               --         --          --        --          --            --

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


Name                           Amount
and Address                    and Nature
of Beneficial                  of Beneficial       Percentage of Outstanding
Owner                          Ownership(2)          Shares Presently Owned
-------------                  -------------       -------------------------
Roger Findlay(1)
95 Madison Avenue
Morristown, NJ 07960             998,000                       --%

Oak Knoll Management Corp.
Oak Knoll Road
Mendham, NJ 07945                644,000                       --%

Wayne P. Miller
c/o RF Management                     --                       --
95 Madison Ave.
Morristown, NJ 07960

Louis A. D'Esposito                   --                       --
29 Glen Drive
Bardonia, NY 10954

Jan Goldberg                          --                       --
555 North Avenue
Fort Lee, NJ 07024

Gregory C. Maccia                     --                       --
41 Mount Pleasant Rd.
Morristown, NJ 07960

Aron Scharf                           --                       --
86 Harrison Avenue
Highland Park, NJ 08904

Edward Alling                         --                       --
c/o R.F. Management Corp.
95 Madison Avenue
Suite 301
Morristown, NJ 07960

Officers and                   1,642,000                      100%
Directors
as a group
(7 Persons)(7)

      (1) 644,000 shares of Mr. Findlay's 998,000 shares are owned by Oak Knoll Management Corp.Alice Findlay is the sole Stockholder, Officer and Director of Oak Knoll Management Corp Alice Findlay is the wife of Roger Findlay, who is a Principal Stockholder, the President and Chairman of the Board of Directors of the Company. Roger Findlay has no affiliation with Oak Knoll Management Corp. and disclaims beneficial ownership of such shares.

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

                  $150,000 on January 30, 1996;
                  $150,000 on January 30, 1997;
                  $150,000 on January 30, 1998;
                  $150,000 on January 30, 1999.

      The Company is currently in default on the promissory note to Messrs. Findlay and Maccia. The Company has maintained ongoing discussions with Messrs. Findlay and Maccia to correct the default.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     R.F. MANAGEMENT CORP.

By
     ----------------------------------------------------
     Roger Findlay
     Chairman of the Board of Directors,

Date February 10, 1999
     ----------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
     ----------------------------------------------------
     Roger Findlay
     Chairman of the Board of Directors,

Date February 10, 1999
     ----------------------------------------------------

                                 *     *     *

By
     ----------------------------------------------------
     Wayne P. Miller
     Director, President

Date February 10, 1999
     ----------------------------------------------------

                                 *     *     *

By
     ----------------------------------------------------
     Aron Scharf
     Director, Vice President and Treasurer

Date February 10, 1999
     ----------------------------------------------------

                               *      *      *

By
     ----------------------------------------------------
     Jan Goldberg
     Director

Date February 10, 1999
     ----------------------------------------------------

                                 *     *     *

By
     ----------------------------------------------------
     Gregory C. Maccia
     Director

Date February 10, 1999
     ----------------------------------------------------

                                 *     *     *

By
     ----------------------------------------------------
     Lou D'Esposito
     Director

Date February 10, 1999
     ----------------------------------------------------

                               *      *      *

By
     ----------------------------------------------------
     Edward Alling
     Director

Date February 10, 1999
     ----------------------------------------------------

To the Board of Directors and Stockholders of R.F. Management Corp.

    We have audited the accompanying consolidated balance sheets of R.F. Management Corp. and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Northern New Jersey Medical Management, Inc., a wholly-owned subsidiary, which statements reflected total assets of $505,926 and $520,373 as of September 30, 1998 and 1997, and total revenues of $346,657, $341,292, and $309,067 for the three year period ended September 30, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Northern New Jersey Medical Management, Inc., is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.F. Management Corp. and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

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

Vincent J. Batyr & Co.
Certified Public Accountants
Tarrytown, NY
December 21, 1998

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              SEPTEMBER 30,
                                                                                       ---------------------------
                                                                                           1998          1997
                                                                                       ------------  -------------
Current assets:
  Cash and cash equivalents..........................................................  $    183,263  $     523,772
  Certificates of deposit............................................................       700,000        707,073
  Accounts receivable................................................................     2,000,243      3,923,513
  Note receivable--current portion...................................................       --              39,827
  Loans receivable--stockholders and officers........................................       --              32,024
  Loans receivable...................................................................       --              33,367
  Deferred income taxes..............................................................       238,845          5,650
  Other current assets...............................................................       139,137        107,285
                                                                                       ------------  -------------
    Total current assets.............................................................     3,261,488      5,372,511
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Other assets:
  Note receivable--net of current portion............................................       --             441,152
  Equipment (net of accumulated depreciation of $595,415 and $817,071,
    respectively)....................................................................     1,548,183      5,835,756
  Investment in a limited partnership................................................        10,969         10,250
  Investment in joint venture........................................................       330,000        350,000
  Deferred consulting fee............................................................       --             810,599
  Deposits and other assets..........................................................       107,982        245,605
  Goodwill, net of accumulated amortization of $74,479 and $149,554, respectively)...     1,002,730      2,865,901
  Organization costs (net of accumulated amortization of $52,549 and $49,696,
    respectively)....................................................................        54,248         81,307
                                                                                       ------------  -------------
    Total other assets...............................................................     3,054,112     10,640,570
                                                                                       ------------  -------------
                                                                                       $  6,315,600  $  16,013,081
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             SEPTEMBER 30,
                                                                                       --------------------------
                                                                                          1998          1997
                                                                                       -----------  -------------
Current liabilities:
  Lines of credit....................................................................  $   400,000  $     397,000
  Accounts payable...................................................................    2,245,297      2,127,854
  Consulting fees payable--current portion...........................................      --              45,591
  Accrued expenses and other current liabilities.....................................      112,973        905,894
  Due to affiliates..................................................................      128,338        947,816
  Deferred income taxes..............................................................       94,834         61,605
  Notes payable--equipment--current portion..........................................      752,252      2,099,342
  Notes payable--related parties--current portion....................................      566,810        456,917
                                                                                       -----------  -------------
    Total current liabilities........................................................    4,300,504      7,042,019
                                                                                       -----------  -------------
                                                                                       -----------  -------------
Other liabilities:
  Notes payable--equipment--net of current portion...................................    1,261,050      4,756,021
  Notes payable--related parties--
  net of current portion.............................................................       91,667      1,546,798
  Consulting fees payable--net of current portion....................................      --             990,808
                                                                                       -----------  -------------
    Total other liabilities..........................................................    1,352,717      7,293,627
                                                                                       -----------  -------------
Minority interest in equity of subsidiaries..........................................      146,418         23,975
                                                                                       -----------  -------------
Commitments and contingencies........................................................      --            --
Stockholders' equity:
  Common stock, $0.0001 par value,
  Authorized--15,000,000 shares
  Issued and outstanding--3,460,833 shares...........................................          346            346
  Additional paid-in capital.........................................................    4,223,628      4,223,628
  Deficit............................................................................   (3,708,013)    (2,570,514)
                                                                                       -----------  -------------
    Total stockholders' equity.......................................................      515,961      1,653,460
                                                                                       -----------  -------------
                                                                                       $ 6,315,600  $  16,013,081
                                                                                       -----------  -------------
                                                                                       -----------  -------------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FOR THE YEAR ENDED
                                                                                      SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                           1998           1996           1997
                                                                       -------------  -------------  -------------
Revenues:
  Net service revenue................................................  $   5,089,771  $   7,863,899  $     312,971
  Construction revenue...............................................      5,633,716      3,506,025       --
                                                                       -------------  -------------  -------------
Total revenues.......................................................     10,723,487     11,369,924        312,971
                                                                       -------------  -------------  -------------
Costs and expenses
  Operating expenses.................................................      5,896,081      8,937,626      1,579,288
  Construction costs.................................................      4,388,829      2,722,924             --
  Interest...........................................................        845,428        868,305         55,615
  Depreciation and amortization......................................        822,351        792,102         22,817
  Goodwill writedown.................................................        503,760       --             --
  Interest income....................................................        (48,316)      (122,186)      (174,731)
                                                                       -------------  -------------  -------------
Total costs and expenses.............................................     12,408,133     13,198,771      1,482,989
                                                                       -------------  -------------  -------------
Loss from operations
  before Sale of Subsidiary, Income Taxes, Partnership Income,
    Minority Interest and Extraordinary Item.........................     (1,684,646)    (1,828,847)    (1,170,018)
Gain (loss) on sale of subsidiary....................................       (297,170)       489,228       --
  Gain (loss) on disposal of subsidiary..............................       (252,176)      --             --
                                                                       -------------  -------------  -------------
Loss from operations
  before Income Taxes, Partnership Income, Minority Interest and
    Extraordinary Item...............................................     (2,233,992)    (1,339,619)    (1,170,018)
Income tax (provision) recovery......................................        366,603       (320,932)       217,724
                                                                       -------------  -------------  -------------
Loss from operations before partnership income (loss)................     (1,867,389)    (1,660,551)      (952,294)
Income (loss) from a limited partnership -...........................         (1,461)          (515)            80
                                                                       -------------  -------------  -------------
Loss before Minority Interest and Extraordinary Item.................     (1,868,850)    (1,661,066)      (952,214)
Minority interest in loss from subsidiaries..........................       (122,443)        36,346       --
                                                                       -------------  -------------  -------------
Loss before Extraordinary Item.......................................     (1,991,293)    (1,624,720)      (952,214)
Extraordinary Items
  Gain (loss) from Extinguishment of Debt (net of $82,264 income tax
    provision).......................................................        421,496       --             --
  Gain (loss) from Extinguishment of Debt (net of $126,174 income tax
    provision).......................................................        646,476       --             --
  Gain (loss) from Extinguishment of Debt (net of $41,801 income tax
    recovery)........................................................       (214,178)      --             --
                                                                       -------------  -------------  -------------
Net loss.............................................................  $  (1,137,499) $  (1,624,720) $    (952,214)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
  Primary weighted average shares outstanding........................      3,460,833      3,415,902      3,327,500
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
  Loss per share.....................................................  $       (0.33) $       (0.48) $       (0.29)
                                                                       -------------  -------------  -------------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   FOR THE YEAR ENDED
                                                                                      SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
Operating activities:
  Net income (loss)..................................................  $  (1,137,499) $  (1,624,720) $    (952,214)
                                                                       -------------  -------------  -------------
  Adjustments to reconcile net income (loss) to net cash provided by
    (used) in operating activities
    Depreciation and amortization....................................        822,351        792,102         22,817
    Deferred income taxes............................................       (199,966)      (151,543)      (218,347)
    Minority interest in (income) loss from subsidiaries.............        122,443       --             --
    Consulting fees..................................................        810,599       --             --
    Goodwill writedown...............................................        503,760
    Changes in operating assets and liabilities
      Accounts receivable............................................      1,923,270     (3,566,971)      (206,275)
      Loans receivable...............................................         33,367       --             --
      Other receivables..............................................       --              (12,281)      --
      Other current assets...........................................        (31,852)        (6,075)       (84,785)
      Accounts payable and accrued expenses..........................       (675,478)     2,999,068            336
      Income taxes payable...........................................       --             --               (3,825)
      Other payables.................................................       --            2,099,342       --
      Gain from extinguishment of debt...............................     (1,020,431)      --             --
  Loss from sale of subsidiary.......................................        297,170       --             --
      Loss on disposal of subsidiary.................................        252,176       --             --
                                                                       -------------  -------------  -------------
        Net cash provided by (used in) operating activities..........      1,699,910        528,922     (1,442,293)
                                                                       -------------  -------------  -------------
Investing activities
  Fixed asset additions..............................................     (1,077,296)    (6,347,574)      (123,357)
  Fixed assed dispositions...........................................      4,470,296       --             --
  Investment in limited partnership..................................           (719)          (870)          (135)
  Investment in joint venture........................................         20,000       --             (350,000)
  Disposition of goodwill............................................      1,905,621       --             --
  Investment in a certificate of deposit.............................          7,073       (298,807)      (408,266)
  Acquisition of subsidiary..........................................       --           (3,015,455)      --
  Note receivable....................................................        480,979       (480,979)        20,000
  Deposits and other assets..........................................        137,623       (164,739)       (75,836)
  Loans receivable...................................................         32,024       --             --
  Advances from affiliates...........................................       (819,478)       947,816       --
                                                                       -------------  -------------  -------------
        Net cash used in investing activities........................      5,156,123     (9,360,608)      (937,594)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                                                                                   FOR THE YEAR ENDED
                                                                                      SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
Financing activities:
      Organization costs.............................................         24,206         81,115       --
      Advances from line of credit...................................          3,000        229,300        167,700
      Additions to long term debt....................................       --            6,993,627       --
      Notes payable--equipment.......................................     (4,842,061)      --             --
      Notes payable--related party...................................     (1,345,238)      (306,917)      (150,000)
      Consulting fees payable........................................     (1,036,399)      --             --
      Sale of common stock...........................................       --              100,000       --
                                                                       -------------  -------------  -------------
        Net cash provided by (used in) financing activities..........     (7,196,492)     7,097,125         17,700
                                                                       -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents.................       (340,459)    (1,734,561)    (2,362,187)
Cash and cash equivalents--beginning.................................        523,722      2,258,333      4,620,520
                                                                       -------------  -------------  -------------
Cash and cash equivalents--end.......................................  $     183,263  $     523,772  $   2,258,333
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                         ADDITIONAL                      RETAINED
                                              NUMBER OF      COMMON       PAID-IN      SUBSCRIPTIONS     EARNINGS
                                                SHARES        STOCK       CAPITAL       RECEIVABLE       (DEFICIT)      TOTAL
                                              ----------  -------------  ----------  -----------------  -----------  -----------
Balance at September 30, 1995...............   3,327,500          333     4,123,641             --            6,420    4,130,394
Net loss for the year ended September 30,
  1996......................................          --           --            --             --         (952,214)    (952,214)
                                                                                                --
                                              ----------          ---    ----------                     -----------  -----------
Balance at September 30, 1996...............   3,327,500          333     4,123,641             --         (945,794)   3,178,180
Issuance of common stock for the acquisition
  of Atrium Radiology Corp..................     133,333           13        99,987             --               --      100,000
Net loss for the year ended September 30,
  1997......................................          --           --            --             --       (1,624,720)  (1,624,720)
                                                                                                --
                                              ----------          ---    ----------                     -----------  -----------
Balance at September 30, 1997...............   3,460,833          346     4,223,628             --       (2,570,514)   1,653,460
Net loss for the year ended September 30,
  1998......................................          --           --            --             --       (1,137,499)  (1,137,499)
                                                                                                --
                                              ----------          ---    ----------                     -----------  -----------
Balance at September 30, 1998...............   3,460,833          346     4,223,628             --       (3,708,013)     515,961
                                                                                                --
                                              ----------          ---    ----------                     -----------  -----------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 1--GENERAL AND ACCOUNTING POLICIES

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

    (c) Summary of Significant Accounting Policies: (Continued)

        (4) Equipment:

        Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for, generally using the straight-line method over the lease term or the

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 1--GENERAL AND ACCOUNTING POLICIES (CONTINUED) estimated useful lives of the related asset, 10 years for medical equipment and 5 to 7 years for office equipment. Expenditures which are not expected to extend the economic life of an asset are expensed as incurred.

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

        Additional revenue is derived from construction services rendered through its subsidiary, Hamilton, and is recognized on an accrual basis under the percentage of completion method of accounting.

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

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 1--GENERAL AND ACCOUNTING POLICIES (CONTINUED)
        (11) Loss Per Share:

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

NOTE 2--GOING CONCERN.

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,039,016 as of September 30, 1998, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

    On September 18, 1997 the Company's Board of Directors resolved to pursue a potential merger with Modern Medical Modalities Corp., and affiliated company. That plan is presently in the exploratory stage.

    The Company has also begun implementation of a restructuring plan for its subsidiaries and believes this plan will make the Company profitable in future periods.

    In December, 1997, the Company's $600,000 note payable to a related party was cancelled. The Company recorded the gain from debt cancellation as a goodwill writedown. (See Note 4.)

    In March, 1998, the Company's $1,000,000 note payable to a related party was restructured. The Company recorded a gain from note payable restructuring in the amount of $772,650. (See Note 4.)

    The Company partially settled the "Brady" matter (see notes 14(e) & 15) in September and November, 1998. The Company's lender, DVI Financial Services, Inc., was repaid $3,500,000 of capital lease obligations.

NOTE 3--MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.

    On December 27, 1995, R.F. acquired forty percent (40%) of the outstanding shares of Mobile Medical Services Limited ("Mobile"), a privately held Company incorporated in Ireland, and a fifty one percent (51%) interest in the property owned or leased by its subsidiaries for $350,000. The terms of the agreement called for the Company to make payments directly to designated creditors on behalf of Mobile. As of September 30, 1998, $330,000 is reflected as an investment in joint venture.

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

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 3--MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS. (CONTINUED)
    On December 1, 1996, the Company acquired certain assets and assumed certain liabilities form Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. The assets are used to provide radiation therapy services and are located in Voorhees, New Jersey and Havertown and Langhorne, Pennsylvania. The purchase price for these assets was $3,700,000. The Company also assumed certain notes payable totaling approximately $837,000. The fair value of the assets acquired aggregated approximately $3,280,000. The difference between the purchase price and the fair value of the assets, net of liabilities assumed, resulted in the creation of goodwill of approximately $1,257,000. In connection with the acquisition, the Company has arranged for financing of the purchase price aggregating $3,500,000, in the form of installment notes, payable in 60 monthly installments including interest at 11.6%, totaling approximately $77,150 per month. Repayment of these notes commenced March 1, 1997.

    In March, 1997, the Company formed a new wholly-owned subsidiary, Brady Cancer Centers, Inc. and transferred to assets acquired from Luther W. Brady & Associates, P.C. and Bucks Radiation Oncology, Inc. to the subsidiary.

    In October, 1997, $1.5 million of the financed purchase price was returned to the lender. In September and November, 1998, an additional $2 million was returned to the lender. The Company recorded a loss on disposal of this subsidiary in the amount of $252,176 (See notes 14(e) and 15).

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

    On June 30, 1998, the Company and its affiliate (which owned the remaining 35%) sold all the outstanding stock to MID Rockland Imaging Partners, Inc., an unrelated party, for the principal sum of $2,500,000. The Company recorded a loss on this transaction in the amount of $297,170.

    On January 1, 1997, the Company acquired 52% of the outstanding capital stock of Hamilton McGregor International, Inc. ("Hamilton") in a private transaction with a related party for a total purchase price of $750,000. Hamilton, through a wholly-owned subsidiary, is a general construction contractor. As part of the purchase price, the Company issued an installment note in the sum of $600,000, without interest payable in four annual installments on the anniversary date of the agreement. When discounted, assuming the Company's normal cost of funds, the purchase price has been recorded as approximately $615,000 and resulted in the creation of goodwill of approximately $1,350,000. Hamilton's fiscal year ends on June 30. Hamilton's financial position and results of operations as of and for the year ended June 30, 1998, and for the six months ended June 30, 1997 have been included in these consolidated financial statements.

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

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 3--MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS. (CONTINUED)
    In February 1997, the Company acquired a 75% interest in Open MRI and Diagnostic Services of Toms River, Inc. ("Open MRI"), a newly formed corporation. On March 19, 1997, the Company and its affiliate (which owned the remaining 25%) sold all the outstanding capital stock to Advanced Open MRI and Diagnostic Imaging, P.A., and unrelated party, for the principal sum of $1,000,000. The Company's share of the proceeds of $750,000 resulted in a gain of $592, 340. Of the purchase price, $75,000 was received at the signing of the contract, $175,000 was received at the closing in April 1997 and the balance of $750,000 is payable in 30 equal installments of $25,000 commencing 90 days after the opening of the facility. Using the present value of the note, discounted at 11%, the Company recorded a gain on the sale of its stock amounting to approximately $489,000. The note is collateralized by 52% of the common stock of Open MRI, which is held in escrow.

NOTE 4--EXTRAORDINARY ITEMS

    On December 1, 1997 the $600,000 note payable issued to a related party in connection with the purchase of 822,000 shares of Hamilton McGregor International, Inc. ("Hamilton") was canceled. The Company recorded the gain from debt cancellation in the amount of $503,760 as a goodwill writedown. The asset of goodwill was determined to be impaired because of the current financial condition of Hamilton and its inability to generate future operating income without substantial sales volume increases which are uncertain. Furthermore, anticipated future cash flows of Hamilton indicate that the recoverability of the asset is not reasonably assured.

    On March 3, 1998, the Company restructured the promissory note payable for the acquisition of Prime Contracting Corp. to a related party as follows:
$200,000 in cash, payable ver 36 months, plus interest calculated at prime plus one percent (1%) and a 36 month option to purchase 250,000 shares of related party stock at $0.05. The Company recorded a gain from note payable restructuring in the amount of $772,650.

    In July 1998, the Company agreed to accept the immediate payment of $225,000 to satisfy the note receivable from the sale of Open MRI (see Note 3). The settlement resulted in a loss of $255,979.

NOTE 5--RESTRICTED CASH.

    Restricted cash consists of two certificates of deposit in the aggregate principal sum of $700,000, and $707,073 at September 30, 1998 and 1997. The first certificate, in the principal sum of $400,000, has been pledged as collateral to secure the Company's revolving line of credit with a bank (See
Note 9). The second certificate in the principal sum of $300,000, has been pledged as collateral to secure a standby letter of credit for the benefit of DVI Financial Services, Inc. (See Note 14(e)).

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 6--EQUIPMENT

    Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Buildings.........................................................  $    --       $    680,000
Equipment.........................................................     1,742,630     5,158,510
Furniture and fixtures............................................        86,002       337,190
Leasehold improvements............................................        53,588       184,588
Computer equipment................................................       119,021       106,330
Vehicles..........................................................       142,357       186,209
                                                                    ------------  ------------
                                                                       2,143,598     6,652,827
Less: Accumulated depreciation and amortization...................       595,415       817,071
                                                                    ------------  ------------
                                                                    $  1,548,863  $  5,835,756
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 7--INVESTMENT IN A LIMITED PARTNERSHIP.

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

    Effective January 1, 1995, the limited partnership changes its reporting period from December 31 to September 30, for financial statement purposes. The following is a summary of condensed financial data

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 7--INVESTMENT IN A LIMITED PARTNERSHIP. (CONTINUED) from the audited financial statements of the limited partnership in which the Company has an investment at September 30, 1998, 1997,1996 and 1995 and December 31, 1994.

                                                                  TOTAL       LONG-TERM      TOTAL        TOTAL
                                                                  ASSETS        DEBT      LIABILITIES    CAPITAL
                                                               ------------  -----------  ------------  ----------
09/30/98.....................................................  $  1,047,097   $ 104,786   $  1,000,586  $   46,511
09/30/97.....................................................     1,173,998     122,857        881,091     272,907
09/30/96.....................................................       821,822     102,702        402,117     419,704
09/30/95.....................................................       703,809      56,175        251,117     452,692
12/31/94.....................................................       629,545      69,004        240,138     389,407

                                                                           ASSETS               LIABILITIES
                                                                   ----------------------  ----------------------
                                                                                  NON-                    NON-
                                                                    CURRENT     CURRENT     CURRENT     CURRENT
                                                                   ----------  ----------  ----------  ----------
09/30/98.........................................................  $  547,937  $  499,160  $  895,800  $  104,786
09/30/97.........................................................     648,785     525,213     758,234     122,857
09/30/96.........................................................     454,465     367,356     299,415     102,702
09/30/95.........................................................     445,849     257,960     194,942      56,175
12/31/94.........................................................     405,566     223,979     171,134      69,004

                                                                                               NET      ALLOCATION
                                                                                 NET         INCOME      OF INCOME
                                                                               REVENUES      (LOSS)       (LOSS)
                                                                             ------------  -----------  -----------
09/30/98...................................................................  $  1,629,129  ($  246,396)  ($  2,469)
09/30/97...................................................................     1,637,445      (87,047)  ($    870)
09/30/96...................................................................     1,642,128       13,637         135
09/30/95...................................................................     1,243,165      169,285       1,693
12/31/94...................................................................     1,648,846      249,495       2,495

    Gross profit and income from continuing operations does not differ from net income. The partnership has no redeemable securities or minority interest.

NOTE 8--LINE OF CREDIT.

    The Company established a revolving line of credit with a bank to borrow up to $400,000, with interest charged on a monthly basis at the bank's prime rate plus 1%. The line is collateralized by a certificate of deposit (see Note 5). As of September 30, 1998 and 1997, amounts outstanding under this facility totaled $400,000 and $397,000, respectively.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 9--NOTES PAYABLE.

    Notes payable consist of the following:

Capital lease obligations for the
  acquisition of equipment...........                 2,013,302
Less: Current maturities.............                   752,252
                                                    -----------
                                                    $ 1,261,050
                                                    -----------
                                                    -----------

    The annual principal maturities under these notes are as follows:

                                  YEARS ENDING
                                 SEPTEMBER 30,
                           -------------------------
1999............................................................................  $    752,252
2000............................................................................       469,074
2001............................................................................       352,787
2002............................................................................       273,893
2003............................................................................       142,903
2004............................................................................        22,393
                                                                                  ------------
                                                                                  $  2,013,302
                                                                                  ------------
                                                                                  ------------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 10-- NOTES PAYABLE--RELATED PARTIES.

    Notes payable--related parties consists of the following:

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          ----------  ------------

A $225,000 note issued in connection with the purchase of Empire State Imaging
  Associates, Inc., payable in 9 monthly installments of $25,000 plus 1% interest on the
  unpaid balance........................................................................  $   --      $    100,000

A $600,000 note issued in connection with the purchase of Northern New Jersey Medical
  Management, Inc. payable in 4 annual installments of $150,000, which bears interest at prime plus 1% per month. This note is presently in default. Management is currently
  engaged in negotiations to restructure payment terms..................................     290,000       300,000

A $600,000 note issued in connection with the purchase of Hamilton McGregor
  International, Inc., payable without interest payable in 4 annual installments of
  $150,000, discounted to its present value using an assumed interest rate of 11%. See
  Note 4................................................................................      --           503,760

A $1,000,000 note issued in connection with the purchase of Prime Contracting Corp., restructured to $200,000, payable over 36 months, bearing interest at prime plus 1%.
  See Note 4............................................................................     163,889     1,000,000

A $113,181 loan advanced from a stockholder, payable on demand bearing interest at 9.5%
  per annum.............................................................................      93,588        99,955

A $200,000 note issued for working capital, payable over 20 months, bearing interest at
  14.5% per annum.......................................................................     101,000       --

A $10,000 note issued for working capital, payable on demand, bearing interest at 14.5%
  per annum.............................................................................      10,000       --
                                                                                          ----------  ------------

                                                                                          $  658,477  $  2,003,715
                                                                                          ----------  ------------
                                                                                          ----------  ------------

    The annual principal maturities under these notes are as follows:

                        YEARS ENDING
                        SEPTEMBER 30,
                        -------------

                            1999                     $  566,810

                            2000                         91,667
                                                     ----------

                                                     $  658,477
                                                     ----------
                                                     ----------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 11-- INCOME TAXES.

    The Company does not report income, for income tax reporting purposes, on the accrual basis. As a result of the adoption of SFAS 109, the Company has recorded deferred income taxes payable at September 30, 1998 and 1997 of $94,834 and $61,605, respectively, and has recorded deferred income tax assets at September 30, 1998 and 1997 of $238,845 and $5,650, respectively, which represent temporary differences arising primarily from recognition of income on the cash receipts and cash disbursements basis of accounting for income tax reporting purposes at the statutory rates of 34% for federal income tax purposes and 6% for state income tax purposes, which are expected to be realized in future years.

    The Company has recorded total income tax benefit (provision) for the years ended September 30, 1998, 1997 and 1996 of $199,996, ($320,932) and $217,724,
respectively. The Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $1,202,228 and $1,340,000 at September 30, 1998 and 1997, respectively, available to offset income taxes in future years through the year ended September 30, 2013.

    The following is a reconciliation of the U.S. federal statutory tax rate and the apparent tax rate:

                                                                                         SEPTEMBER 30,
                                                                                -------------------------------
                                                                                  1998       1997       1996
                                                                                ---------  ---------  ---------

U.S. federal tax..............................................................    (34.00%)   (34.00%)   (34.00%)

State taxes, net of federal tax benefit.......................................     (6.00%)    (6.00%)    (6.00%)

Benefit from net operating loss (NOL) carryforward............................                --         --

Valuation allowance...........................................................     23.67%     63.96%     20.88%

Other.........................................................................     --         --          0.51%
                                                                                ---------  ---------  ---------

Apparent tax rate.............................................................    (16.33%)    23.96%    (18.61%)
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 11-- INCOME TAXES. (CONTINUED)
    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at September 30, 1998 and 1997 are as follows:

                                                                                                 DEFERRED TAX
                                                                                 GROSS      -----------------------
                                                                                 AMOUNT       ASSETS    LIABILITIES
                                                                              ------------  ----------  -----------

1998:

Accounts receivable.........................................................  $    109,310  $   --       $  44,653

Accumulated depreciation....................................................       103,575      --          49,152

Investment in a limited partnership.........................................         2,519      --           1,029

Accounts payable and accrued expenses.......................................         8,728       3,565      --

Net operating loss carryforwards............................................     1,202,228     480,891      --
                                                                              ------------  ----------  -----------

Sub-total...................................................................                   484,456      94,834

Valuation allowance.........................................................                   245,611      --
                                                                              ------------  ----------  -----------

Deferred tax assets and liabilities.........................................                $  238,845   $  94,834
                                                                              ------------  ----------  -----------
                                                                              ------------  ----------  -----------

1997:

Accounts receivable.........................................................  $    129,822  $   --       $  53,032

Accumulated depreciation....................................................        17,635      --           7,204

Investment in a limited partnership.........................................         3,351      --           1,369

Accounts payable and accrued expenses.......................................        13,831       5,650      --

Net operating loss carryforwards............................................     1,340,000     536,000      --
                                                                              ------------  ----------  -----------

Sub-total...................................................................                   541,650      61,605

Valuation allowances........................................................                   536,000      --
                                                                              ------------  ----------  -----------

Deferred tax assets and liabilities.........................................                $    5,650   $  61,605
                                                                              ------------  ----------  -----------
                                                                              ------------  ----------  -----------

NOTE 12-- STOCKHOLDERS' EQUITY

    (a) Private Placement Offering:

    In August 1994, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps to make a private placement of the Company's securities in order to raise capital. On December 22, 1994, the Company's common stock was split 4-for-1. The effect of the split is being reflected retroactively. In December of 1994, the Company completed an offering of its

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 12-- STOCKHOLDERS' EQUITY (CONTINUED) securities under an exemption pursuant to Regulation D--Rules Governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1933. The $800,000 offering was to include the sale of 400000 shares (after giving effect to the 4-for-1 stock split). The offering closed on December 15, 1994, with the sale of 350,000 (shares after giving effect to the 4-for-1 stock split on December 22, 1994) of the Company's $0.0001 par value voting common stock at the offering price of $2.00 per share (after giving effect to toe 4-for-1 stock split) that raised an aggregate of $615,995, net of expenses of $84,005, for the Company.

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

NOTE 13-RELATED PARTY TRANSACTIONS.

    Operating Expenses:

    The Company maintains an office at 95 Madison Avenue, Suite 301, Morristown, New Jersey. Expenses incurred in the operation of the Company's office facility including rent, telephone and office expenses are allocated to numerous businesses which share the facility. The allocations are based on usage and revenues. Management believes that the allocations are reasonable and proper. The expenses for the years ended September 30, 1998, 1997, and 1996 aggregated $65,132, $75,550, and $63,560, respectively. During the year ended September 30, 1996, the Company paid $60,000 for consulting services to an affiliated company. Furthermore, during the years ended September 30, 1998 and 1997, the Company acquired software from another related party at an approximate cost of $30,000 and $35,000, respectively.

    The Company entered into an agreement with an affiliated company to provide marketing services to the Company. For the year ended September 30, 1996, compensation for services totaled approximately $50,000.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 14-COMMITMENTS AND CONTINGENCIES.

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

    (c) Lease and Management Service Agreements:

    In April 1996, RFTR entered into an agreement to lease a 9,000 square foot facility for five years with a base annual rental cost of $117,000. Included in the other assets at September 30, 1996 is approximately $19,500 of rental security deposits.

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

    (d) Year 2000 Compliance:

    The Year 2000 readiness of the Company's customers and hardware and software offerings from the Company's suppliers, subcontractors and business partners may vary. The Year 2000 also presents a number of other risks and uncertainties that could affect the Company, including utilities failures, the lack of personnel skilled in the resolution of Year 2000 issues, and the nature of government responses to the issues, among others. While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the Company maybe affected.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 14-COMMITMENTS AND CONTINGENCIES. (CONTINUED)

    (e) Subsequent Events:

    In November, 1998, the Company agreed with its lender, DVI Financial Services, Inc. ("DVI) to settle its remaining liabilities in conjunction with the disposal of the "Brady" assets and liabilities, as described more fully in notes 3 and 17. The Company paid DVI the $300,000 certificate of deposit pledged as collateral for the benefit of DVI (see Note 5). Additionally, the Company entered into a promissory note to pay the balance of debt in the amount of $157,409, with interest at the rate of 10% per annum, payable in 48 equal payments in the amount of $4,027 each, commencing February 1, 1999.

NOTE 15-LITIGATION

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

    In April 1997, the Company was named as co-defendant in a lawsuit against Dr. Luther Brady, his affiliates and associates, his attorneys and an alleged employee of the Company. The suit, filed by a former associate of Dr. Brady's, alleges that this individual had certain prior contractual rights to acquire the assets employed in the operation of the Company's radiation therapy center, located in Voorhees, New Jersey. The plaintiff seeks unspecified damages against the Company for alleged fraud, equitable fraud and tortuous interference with the contract. The Company has denied these allegations in its response.

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

    On October 28, 1997, $1.5 million of the "escrow" monies were returned by the attorney defendants to the Company's lender, DVI Financial Services, Inc. In September and November, 1998 an additional $2 million dollars were returned to DVI. The attorney defendants' motion to dismiss certain of RF's malpractice related claims against them was granted in December 1998. Very limited discovery has taken place to date. It is too early at this time to evaluate any eventual outcome of this case.

    In April, 1998, the Company commenced a lawsuit in New York State Supreme Court (County of New York) against its former accountants, Weinick Sanders & Co., LLP, Certified Public Accountants; Weinick Sanders Leventhal & Co., LLP, Certified Public Accountants; Gregory J. Lavin and Ronald J. Tramazzo ("Weinick Sanders"). The Company has alleged in its complaint that the defendant, Weinick Sanders, committed professional negligence, breached its agreement of engagement, engaged in fraudulent inducement and unjust enrichment. The Company is suing the defendant, Weinick Sanders in the amount of $750,000 plus punitive damages. Weinick Sanders has answered and counterclaimed for unjust enrichment and breach of contract in the amount of $119,000. It is too early at this time to evaluate any eventual outcome of this case.

                     R.F. MANAGEMENT CORP. AND SUBSIDIARIES

                       SEPTEMBER 30, 1998, 1997, AND 1996

NOTE 15-LITIGATION (CONTINUED)
    In June, 1998, "Hamilton", the Company's 52% owned subsidiary, was named as defendant in an arbitration filed by Stephen Findlay under the Employment Arbitration Rules of the American Arbitration Association. The claim alleges termination of Mr. Findlay without cause and breach of an employment contract. The plaintiff seeks compensatory and punitive damages, costs and legal fees. This matter is in the pleading stage. It is too early at this time to estimate the eventual outcome of this case.